Form 10-Q
period 1994-06-30
JONES CABLE INCOME FUND 1-A LTD
filed 1994-08-11
CIK 779542

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________

                        Commission File Number:  0-14689

                      JONES CABLE INCOME FUND 1-A, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010416
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

              9697 East Mineral Avenue, Englewood, Colorado  80112
              ----------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                 -----

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                  June 30,              December 31,
                                                                                    1994                   1993
                                                                                 -----------            -----------
                 ASSETS
                 ------

CASH                                                                             $    81,933            $    61,322

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,838 and $6,117 at June 30, 1994
  and December 31, 1993,  respectively                                                39,387                 57,745

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                           9,173,113              8,901,952
  Less- accumulated depreciation                                                  (4,976,315)            (4,650,013)
                                                                                 -----------            -----------

                                                                                   4,196,798              4,251,939

  Franchise costs, net of accumulated amortization
    of $513,483 and $481,053 at June 30, 1994
    and December 31, 1993, respectively                                              213,517                245,947
  Subscriber lists, net of accumulated amortization
    of $1,352,896 and $1,281,604 at June 30, 1994
    and December 31, 1993, respectively                                               50,104                121,396
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $36,478 and $34,174 at June 30, 1994
    and December 31, 1993, respectively                                              147,522                149,826
                                                                                 -----------            -----------

         Total investment in cable television properties                           4,607,941              4,769,108

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                       18,207                 15,135
                                                                                 -----------            -----------

         Total assets                                                            $ 4,747,468            $ 4,903,310
                                                                                 ===========            ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                          June 30,             December 31,
                                                                            1994                   1993
                                                                         -----------           -----------
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Debt                                                                   $ 3,543,488           $ 3,310,501
  Accounts payable-
    Trade                                                                     15,280                 4,196
    General Partner                                                             -                   20,529
  Accrued liabilities                                                        285,368               234,531
  Accrued distribution to limited partners                                   250,000               250,000
  Subscriber prepayments                                                      55,100                60,027
                                                                         -----------           -----------

         Total liabilities                                                 4,149,236             3,879,784
                                                                         -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000                 1,000
    Accumulated deficit                                                       (6,087)               (6,834)
    Distributions                                                            (61,249)              (56,249)
                                                                         -----------           -----------

                                                                             (66,336)              (62,083)
                                                                         -----------           -----------

  Limited Partners-
    Net contributed capital (17,000 units outstanding
      at June 30, 1994 and December 31, 1993)                              7,288,694             7,288,694
    Accumulated deficit                                                     (560,126)             (634,085)
    Distributions                                                         (6,064,000)           (5,569,000)
                                                                         -----------           -----------

                                                                             664,568             1,085,609
                                                                         -----------           -----------

         Total liabilities and partners'
           capital (deficit)                                             $ 4,747,468           $ 4,903,310
                                                                         ===========           ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended          For the Six Months Ended
                                                         June 30,                          June 30,
                                               ---------------------------       ---------------------------

                                                  1994             1993             1994             1993
                                               ----------       ----------       ----------       ----------
REVENUES                                       $1,091,799       $1,029,976       $2,159,382       $2,033,349

COSTS AND EXPENSES:
  Operating, general and
    administrative                                636,108          603,358        1,273,384        1,238,133
  Management fees and
    allocated overhead from
    General Partner                               141,865          121,733          286,725          244,611
  Depreciation and
    amortization                                  210,182          202,842          432,328          407,055
                                               ----------       ----------       ----------       ----------

OPERATING INCOME                                  103,644          102,043          166,945          143,550
                                               ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (48,529)         (34,920)         (86,024)         (66,047)
  Other, net                                       (6,435)            (858)          (6,215)            (687)
                                               ----------       ----------       ----------       ----------

      Total other expense, net                    (54,964)         (35,778)         (92,239)         (66,734)
                                               ----------       ----------       ----------       ----------

NET INCOME                                     $   48,680       $   66,265       $   74,706       $   76,816
                                               ==========       ==========       ==========       ==========

ALLOCATION OF NET INCOME:
    General Partner                            $      487       $      663       $      747       $      768
                                               ==========       ==========       ==========       ==========

    Limited Partners                           $   48,193       $   65,602       $   73,959       $   76,048
                                               ==========       ==========       ==========       ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                             $     2.83       $     3.86       $     4.35       $     4.47
                                               ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                17,000           17,000           17,000           17,000
                                               ==========       ==========       ==========       ==========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                              ------------------------------

                                                                                 1994                 1993
                                                                              ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  74,706            $  76,816
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                             432,328              407,055
      Decrease in trade receivables                                              18,358               22,740
      Increase in deposits, prepaid expenses and
        deferred charges                                                         (3,072)              (4,345)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments                           51,994              (37,112)
      Decrease in advances from General Partner                                 (20,529)             (19,356)
                                                                              ---------            ---------

         Net cash provided by operating activities                              553,785              445,798
                                                                              ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (271,161)            (311,152)
                                                                              ---------            ---------

         Net cash used in investing activities                                 (271,161)            (311,152)
                                                                              ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      250,000              447,399
  Repayment of debt                                                             (17,013)              (8,808)
  Cash flow distributions to limited partners                                  (495,000)            (520,000)
                                                                              ---------            ---------

         Net cash used in financing activities                                 (262,013)             (81,409)
                                                                              ---------            ---------

Increase in cash                                                                 20,611               53,237

Cash, beginning of period                                                        61,322               38,127
                                                                              ---------            ---------

Cash, end of period                                                           $  81,933            $  91,364
                                                                              =========            =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $  93,105            $  35,412
                                                                              =========            =========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A ("the Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving certain areas in and around Owatonna, Minnesota and Milwaukie, Oregon.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $54,590 and $107,969, respectively, as compared to $51,499 and $101,667, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining overhead costs are allocated based on revenues and/or assets managed for the Partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1994 were $87,275 and $178,756, respectively, as compared to $70,234 and $142,944, respectively, for the similar 1993 periods.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         During the first six months of 1994, the Partnership expended approximately $271,000 in capital improvements. Approximately 30 percent related to the purchase of converters, approximately 25 percent related to service drops to subscribers' homes and approximately 12 percent of these expenditures related to the upgrade of equipment within the Partnership's systems. These expenditures were funded by borrowings from the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1994 are approximately $475,000. Of these expenditures, approximately 20 percent relates to service drops, approximately 12 percent relates to the purchase of converters and approximately 30 percent relates to the upgrade of equipment. The remainder of the expenditures are for various enhancements in the Partnership's systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for these expenditures is expected to be provided by cash generated from operations, borrowings under a renegotiated credit facility, if available, and, in its discretion, advances from the General Partner.

         In September 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expires March 31, 1995, at which time the outstanding balance converts to a term loan with a final maturity of June 30, 1999. The balance outstanding on the Partnership's credit facility at June 30, 1994 was the maximum of $3,500,000. The General Partner expects to renegotiate the Partnership's credit facility to increase the maximum amount available to fund capital expenditures. If the General Partner is unsuccessful in renegotiating the credit facility, the Partnership may have to reduce the level of capital expenditures and/or distributions. Interest on outstanding principal amounts is computed at the Partnership's option of LIBOR plus 1 percent or the prime rate plus 1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.7457 percent and 4.6107 percent, respectively.

          A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $250,000 distribution to the limited partners during the second quarter of 1994, which was principally from second quarter operating cash flow of the Partnership. The regulatory situation discussed below could have an adverse effect on the Partnership's ability to make distributions. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

          Subject to the regulatory matters discussed below and assuming successful renegotiation of the credit facility, the General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to meet its presently anticipated needs.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership complied with the new benchmark regulations and reduced rates in its operating systems. The annualized reduction of operating income before depreciation and amortization is approximately $170,000, or approximately 14 percent. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations, and in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to
Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $61,823, or approximately 6 percent from $1,029,976 for the three months ended June 30, 1993 to $1,091,799 for the similar period in 1994. For the six month periods ended June 30, 1994 and 1993, revenues increased $126,033, or approximately 6 percent, from $2,033,349 at June 30, 1993 to $2,159,382 at June 30, 1994. These increases in revenues were primarily due to increases in basic subscribers and advertising revenues. Since June 30, 1993, the Partnership's cable system added 694 basic subscribers, increasing from 11,777 basic subscribers at June 30, 1993 to 12,471 basic subscribers at June 30, 1994. The increase in revenues would have been greater but for the reduction in certain rates charged due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented July 14, 1994, reduced rates further. See regulation and legislation discussion above. No other individual factor significantly affected the increases in revenues.

         Operating, general and administrative expenses increased $32,750, or approximately 5 percent, from $603,358 to $636,108 for the three month period ended June 30, 1994 as compared to 1993. This increase is primarily due to an increase in programming costs. Operating, general and administrative expense increased $35,251, or approximately 3 percent, from $1,238,133 for the six month period ended June 30, 1993 to $1,273,384 for the similar 1994 period. This increase is primarily due to increases in programming costs and advertising costs, which were partially offset by a decrease in personnel costs. Operating, general and administrative expense represented 58 percent and 59 percent of revenue for the three months ended June 30, 1994 and 1993, respectively, as compared to 59 percent and 61 percent for the six months ended June 30, 1994 and 1993, respectively. No other individual factor contributed significantly to the increases in operating, general and administrative expense.

         Management fees and allocated overhead from the General Partner increased $20,132, or approximately 17 percent, from $121,733 for the three month period ended June 30, 1993 to $141,865 for the similar 1994 period. Management fees and allocated overhead from the General Partner increased $42,114, or approximately 17 percent, from $244,611 for the six months ended June 30, 1993 to $286,725 for the similar 1994 period. These increases are due to the increase in revenues, upon which such fees and allocations are based and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense increased $7,340, or approximately 4 percent, from $202,842 for the three months ended June 30, 1993 to $210,182 for the similar 1994 period. Depreciation and amortization expense increased $25,273, or approximately 6 percent, from $407,055 for the six months ended June 30, 1993 to $432,328 for the similar 1994 period. The increases were due to the purchase of property, plant and equipment in 1993.

         Operating income increased $1,601, or approximately 2 percent, from $102,043 for the three months ended June 30, 1993 to $103,644 for the similar 1994 period. Operating income increased $23,395, or approximately 16 percent, from $143,550 for the six months ended June 30, 1993 to $166,945 for the similar 1994 period. These increases were due to the increases in revenues exceeding the increases in depreciation and amortization, operating, general and administrative expense and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $8,941 or approximately 3 percent, from $304,885 for the three months ended June 30, 1993 to $313,826 for the similar 1994 period. Operating income before depreciation and amortization increased $48,668, or approximately 9 percent, from $550,605 for the six months ended June 30, 1993 to $599,273 for the similar 1994 period. These increases are due to the increase in revenue exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $13,609, or approximately 39 percent, from $34,920 for the three months ended June 30, 1993 to $48,529 for the similar 1994 period. Interest expense increased $19,977, or approximately 30 percent, from $66,047 for the six month period ended June 30, 1993 to $86,024 for the similar 1994 period. These increases are due to higher amounts outstanding on interest bearing obligations and to higher interest rates. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.75 percent and 4.61 percent, respectively.

         Net income decreased $17,585, or approximately 27 percent, from $66,265 for the three month period ended June 30, 1993 to $48,680 for the similar 1994 period, due primarily to the increase in interest expense. Net income decreased $2,110, or approximately 3 percent, from $76,816 for the six month period ended June 30, 1993 to $74,706 for the similar 1994 period. This decrease is primarily due to the increase in interest expense exceeding the increases in operating income.

                          Part II - OTHER INFORMATION


NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES CABLE INCOME FUND 1-A
                                        BY:   JONES INTERCABLE, INC.
                                              General Partner



                                        By:   /s/ KEVIN P. COYLE
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 11, 1994