Form 10-Q
period 1994-09-30
JONES CABLE INCOME FUND 1-A LTD
filed 1994-11-14
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   September 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No
    -----                                                                  -----

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                September 30,           December 31,
                 ASSETS                                                              1994                   1993
                 ------                                                         -------------           ------------
CASH                                                                             $    52,488            $    61,322

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $1,863 and $6,117 at September 30, 1994
  and December 31, 1993,  respectively                                                45,568                 57,745

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                           9,329,952              8,901,952
  Less- accumulated depreciation                                                  (5,103,229)            (4,650,013)
                                                                                 -----------            -----------

                                                                                   4,226,723              4,251,939

  Franchise costs, net of accumulated amortization
    of $529,698 and $481,053 at September 30, 1994
    and December 31, 1993, respectively                                              197,302                245,947
  Subscriber lists, net of accumulated amortization
    of $1,377,949 and $1,281,604 at September 30, 1994
    and December 31, 1993, respectively                                               25,051                121,396
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $37,630 and $34,174 at September 30, 1994
    and December 31, 1993, respectively                                              146,370                149,826
                                                                                 -----------            -----------

         Total investment in cable television properties                           4,595,446              4,769,108

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        7,285                 15,135
                                                                                 -----------            -----------

         Total assets                                                            $ 4,700,787            $ 4,903,310
                                                                                 ===========            ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                        September 30,          December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1994                   1993
     -------------------------------------------                        -------------          ------------
LIABILITIES:
  Debt                                                                   $ 3,535,965           $ 3,310,501
  Accounts payable-
    Trade                                                                      4,016                 4,196
    General Partner                                                          264,215                20,529
  Accrued liabilities                                                        191,686               234,531
  Accrued distribution to limited partners                                   250,000               250,000
  Subscriber prepayments                                                      50,116                60,027
                                                                         -----------           -----------

         Total liabilities                                                 4,295,998             3,879,784
                                                                         -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000                 1,000
    Accumulated deficit                                                       (5,496)               (6,834)
    Distributions                                                            (63,774)              (56,249)
                                                                         -----------           -----------

                                                                             (68,269)              (62,083)
                                                                         -----------           -----------

  Limited Partners-
    Net contributed capital (17,000 units outstanding
      at September 30, 1994 and December 31, 1993)                         7,288,694             7,288,694
    Accumulated deficit                                                     (501,635)             (634,085)
    Distributions                                                         (6,314,000)           (5,569,000)
                                                                         -----------           -----------

                                                                             473,059             1,085,609
                                                                         -----------           -----------

         Total liabilities and partners'
           capital (deficit)                                             $ 4,700,788           $ 4,903,310
                                                                         ===========           ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended              For the Nine Months Ended
                                                          September 30,                          September 30,
                                                  -----------------------------           ----------------------------

                                                     1994               1993                 1994              1993
                                                  ----------         ----------           ----------        ----------
REVENUES                                          $1,056,430         $1,023,930           $3,215,812        $3,057,279

COSTS AND EXPENSES:
  Operating, general and
    administrative                                   613,487            581,228            1,886,871         1,819,361
  Management fees and
    allocated overhead from
    General Partner                                  133,329            122,794              420,054           367,405
  Depreciation and
    amortization                                     202,612            208,448              634,940           615,503
                                                  ----------         ----------           ----------        ----------

OPERATING INCOME                                     107,002            111,460              273,947           255,010
                                                  ----------         ----------           ----------        ----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (57,486)           (33,973)            (143,510)         (100,020)
  Other, net                                           9,566                 75                3,351              (612)
                                                  ----------         ----------           ----------        ----------

      Total other income (expense), net              (47,920)           (33,898)            (140,159)         (100,632)
                                                  ----------         ----------           ----------        ----------

NET INCOME                                        $   59,082          $  77,562           $  133,788         $ 154,378
                                                  ==========          =========           ==========         =========

ALLOCATION OF NET INCOME:
    General Partner                               $      591          $     776           $    1,338         $   1,544
                                                  ==========          =========           ==========         =========

    Limited Partners                              $   58,491          $  76,786           $  132,450         $ 152,834
                                                  ==========          =========           ==========         =========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                $     3.44          $    4.52           $     7.79         $    8.99
                                                  ==========          =========           ==========         =========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   17,000             17,000               17,000            17,000
                                                  ==========          =========           ==========         =========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                              ------------------------------

                                                                                 1994                 1993
                                                                              ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 133,788            $ 154,378
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                             634,940              615,503
      Decrease (increase) in trade receivables                                   12,177              (15,562)
      Decrease in deposits, prepaid expenses and
        deferred charges                                                          7,850                1,030
      Decrease in trade accounts payable,
        accrued liabilities and subscriber prepayments                          (60,416)             (78,800)
      Increase (decrease) in advances from General Partner                      243,686              (19,356)
                                                                              ---------            ---------

         Net cash provided by operating activities                              972,025              657,193
                                                                              ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (461,278)            (452,927)
                                                                              ---------            ---------

         Net cash used in investing activities                                 (461,278)            (452,927)
                                                                              ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      250,000              647,399
  Repayment of debt                                                             (24,536)             (14,634)
  Cash flow distributions to limited partners                                  (745,000)            (780,000)
                                                                              ---------            ---------

         Net cash used in financing activities                                 (519,536)            (147,235)
                                                                              ---------            ---------

Increase (decrease) in cash                                                      (8,834)              57,031

Cash, beginning of period                                                        61,322               38,127
                                                                              ---------            ---------

Cash, end of period                                                           $  52,488            $  95,158
                                                                              =========            =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 149,461            $  90,201
                                                                              =========            =========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving certain areas in and around Owatonna, Minnesota and Milwaukie, Oregon.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1994 were $52,822 and $160,791, respectively, as compared to $51,197 and $152,864, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining overhead costs were allocated based on revenues and/or assets managed for the Partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 were $80,507 and $259,263, respectively, as compared to $71,597 and $214,541, respectively, for the similar 1993 periods.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         During the first nine months of 1994, the Partnership expended approximately $461,000 in capital improvements. Approximately 31 percent related to the purchase of converters, approximately 26 percent related to service drops to subscribers' homes and approximately 18 percent of these expenditures related to the upgrade of equipment within the Partnership's systems. These expenditures were funded by borrowings from the Partnership's credit facility and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are approximately $293,000. Of these expenditures, approximately 29 percent relates to the upgrade of equipment, approximately 18 percent relates to the purchase of vehicles and approximately 16 percent relates to service drops. The remainder of the expenditures is for various enhancements in the Partnership's systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for these expenditures is expected to be provided by cash generated from operations, and, if available, borrowings under a renegotiated credit facility, and in its discretion, if necessary, advances from the General Partner.

         In September 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expires March 31, 1995, at which time the outstanding balance converts to a term loan with a final maturity of June 30, 1999. The balance outstanding on the Partnership's credit facility at September 30, 1994 was the maximum of $3,500,000. The General Partner expects to renegotiate the Partnership's credit facility in 1995 to increase the maximum amount available to fund capital expenditures. If the General Partner is unsuccessful in renegotiating the credit facility, the Partnership may have to reduce the level of capital expenditures and/or distributions. Interest on outstanding principal amounts is computed at the Partnership's option of LIBOR plus 1 percent or the prime rate plus 1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were approximately 6.13 percent and 4.52 percent, respectively.

          A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $250,000 distribution to the limited partners during the third quarter of 1994, which was principally from third quarter operating cash flow of the Partnership. The regulatory situation discussed below could have an adverse effect on the Partnership's ability to make distributions. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

          Subject to Regulation and Legislation as discussed below and assuming successful renegotiation of the credit facility of which there can be no assurance, the General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to meet its presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should comply with the benchmark regulations. The Partnership complied with the new benchmark regulations and further reduced rates in its operating systems. The annualized reduction of operating income before depreciation and amortization is approximately $170,000, or approximately 14 percent. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $32,500, or approximately 3 percent, from $1,023,930 for the three months ended September 30, 1993 to $1,056,430 for the similar period in 1994. For the nine month periods ended September 30, 1994 and 1993, revenues increased $158,533, or approximately 5 percent, from $3,057,279 at September 30, 1993 to $3,215,812 at September 30, 1994. These increases in revenues were primarily due to increases in basic subscribers and advertising revenues. Since September 30, 1993, the Partnership's cable system added 772 basic subscribers, increasing from 11,835 basic subscribers at September 30, 1993 to 12,607 basic subscribers at September 30, 1994. The increase in revenues would have been greater but for the reduction in certain rates charged due to new basic rate regulations issued by the FCC in May 1993 in regards to the 1992 Cable Act. See Regulation and Legislation as discussed above.

         Operating, general and administrative expenses increased $32,259, or approximately 6 percent, from $581,228 for the three month period ended September 30, 1993 to $613,487 for the three month period ended September 30, 1994. This increase is primarily due to an increase in programming costs and advertising costs which were partially offset by a decrease in plant related costs. Operating, general and administrative expense increased $67,510, or approximately 4 percent, from $1,819,361 for the nine month period ended September 30, 1993 to $1,886,871 for the similar 1994 period. This increase is primarily due to increases in programming costs and advertising costs, which were partially offset by a decrease in personnel costs. Operating, general and administrative expense represented 58 percent and 57 percent of revenue for the three months ended September 30, 1994 and 1993, respectively, and 59 percent and 60 percent for the nine months ended September 30, 1994 and 1993, respectively. No other individual factor contributed significantly to the increases in operating, general and administrative expense.

         Management fees and allocated overhead from the General Partner increased $10,535, or approximately 9 percent, from $122,794 for the three month period ended September 30, 1993 to $133,329 for the similar 1994 period. Management fees and allocated overhead from the General Partner increased $52,649, or approximately 14 percent, from $367,405 for the nine months ended September 30, 1993 to $420,054 for the similar 1994 period. These increases are due to the increase in revenues, upon which such fees and allocations are based and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense decreased $5,836, or approximately 3 percent, from $208,448 for the three months ended September 30, 1993 to $202,612 for the similar 1994 period. This decrease was primarily due to the maturation of the Partnership's intangible asset base. Depreciation and amortization expense increased $19,437, or approximately 3 percent, from $615,503 for the nine months ended September 30, 1993 to $634,940 for the similar 1994 period. This increase was due to the purchase of property, plant and equipment in 1993.

         Operating income decreased $4,458, or approximately 4 percent, from $111,460 for the three months ended September 30, 1993 to $107,002 for the similar 1994 period. The decrease was due to the increase in operating, general and administrative expense and management fees and allocated overhead from General Partner exceeding the increase in revenues. Operating income increased $18,937, or approximately 7 percent, from $255,010 for the nine months ended September 30, 1993 to $273,947 for the similar 1994 period. This increase was due to the increase in revenues exceeding the increases in depreciation and amortization, operating, general and administrative expense and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $10,294 for approximately 3 percent, from $319,908 for the three months ended September 30, 1993 to $309,614 for the similar 1994 period. This decrease was due to the increases in operating, general and administrative expense and management fees and allocated overhead from General Partner exceeding the increase in revenues. Operating income before depreciation and amortization increased $38,374, or approximately 4 percent, from $870,513 for the nine months ended September 30, 1993 to $908,887 for the similar 1994 period. This increase was due to the increase in revenue exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $23,513, or approximately 69 percent, from $33,973 for the three months ended September 30, 1993 to $57,486 for the similar 1994 period. Interest expense increased $43,490, or approximately 43 percent, from $100,020 for the nine month period ended September 30, 1993 to $143,510 for the similar 1994 period. These increases are due to higher amounts outstanding on interest bearing obligations and to higher interest rates.

         Net income decreased $18,480, or approximately 24 percent, from $77,562 for the three month period ended September 30, 1993 to $59,082 for the similar 1994 period, due primarily to the increase in interest expense. Net income decreased $20,590, or approximately 13 percent, from $154,378 for the nine month period ended September 30, 1993 to $133,788 for the similar 1994 period. This decrease is primarily due to the increase in interest expense exceeding the increase in operating income.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        JONES CABLE INCOME FUND 1-A
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By: /S/ Kevin P. Coyle
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  November 10, 1994

                                 EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                  DESCRIPTION                                     PAGE
- - -------                 -----------                                 ------------
  27             Financial Data Schedule