Form 10-K405
period 1994-12-31
JONES CABLE INCOME FUND 1-A LTD
filed 1995-03-28
CIK 779542

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to _____________

Commission file number:           0-14689

                       JONES CABLE INCOME FUND 1-A, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                                            84-1010416
         --------                                                            ----------
(State of Organization)                                             (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                (303) 792-3111
- ---------------------------------------------                                --------------
(Address of principal executive office and Zip Code)         (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes   x                                                    No
     ---                                                       ---
Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     x
                                       ---



                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Cable Income Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-B, Ltd. and Jones Cable Income Fund 1-C, Ltd. are the other partnerships that were formed pursuant to the Program. The Partnership was formed for the purpose of acquiring and operating cable television systems.

         The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon (the "Milwaukie System") and Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System"). The Milwaukie System and the Owatonna/Glencoe System may hereinafter collectively be referred to as the "Systems."

         A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared distributions of $980,000 in 1994, all of which were paid during 1994 except $235,000, which was paid on February 15, 1995. Future distributions will be announced on a quarter-by-quarter basis, and no determination has been made regarding any specific level of future distributions. If the General Partner is unable to renegotiate the Partnership's credit facility to extend the revolving credit period and to increase the amount of available borrowings, the Partnership may have to reduce or suspend cash distributions because it will need to fund capital expenditures from operating cash flow. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenue for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $8.09 to $9.49, monthly basic and tier ("basic plus") service rates ranged from $18.35 to $20.41 and monthly premium services ranged from $3.95 to $9.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $55.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 72% of total revenues, premium service fees accounted for approximately 13% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 4% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

                 Milwaukie System                  There are no MMDS, SMATV or TVRO operators in the system's service area.  DBS service is available in the system's service area;
                                                   however, it currently provides minimal competition.

                 Owatonna/Glencoe System           There are no MMDS, SMATV or TVRO operators in the system's service area.  DBS service is available in the system's service area;
                                                   however, it currently provides minimal competition.


         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

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

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry--wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership complied with the new benchmark regulations and further reduced rates in its operating systems. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will not be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The

FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the D.C. Circuit held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                              ITEM 2.  PROPERTIES

         The cable television systems owned by the Partnership at December 31, 1994 are described below:

                                SYSTEM                        ACQUISITION DATE
                                ------                        ----------------
                 Owatonna/Glencoe System                       July 1986
                 Milwaukie System                              July 1986

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases in 1993 as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's Systems operated approximately 200 miles of cable plant, passing approximately 19,000 homes, representing an approximate 66% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                        At December 31,
                                                   -------------------------------------------------------------
         OWATONNA/GLENCOE, MINNESOTA                       1994                  1993                 1992
         ---------------------------                       ----                  ----                 ----
         Monthly basic plus service rate                  $20.41               $21.32               $20.45
         Basic subscribers                                 7,711                7,536                7,116
         Pay units                                         3,895                3,393                3,159

Franchise expiration dates range from April 1997 to June 1998.

                                                                        At December 31,
                                                   -------------------------------------------------------------
         MILWAUKIE, OREGON                                 1994                  1993                 1992
         -----------------                                 ----                  ----                 ----
         Monthly basic plus service rate                  $20.39               $22.00               $20.00
         Basic subscribers                                 5,211                4,780                4,565
         Pay units                                         3,091                2,802                2,784

The franchise expiration date is June 1998.

PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 980.

Item 6.  Selected Financial Data

                                                                                For the Year Ended December 31,
                                                 ---------------------------------------------------------------------------------

                                                    1994              1993            1992               1991            1990
                                                 -------------  ---------------  ---------------   ---------------   -------------
Revenues                                         $4,294,257        $4,111,369       $ 3,855,621     $ 3,467,416      $3,055,267
Depreciation and Amortization                       882,035           832,444           726,340         889,428         978,441
Operating Income (Loss)                             299,402           333,627           420,856         123,407         (13,795)
Net Income (Loss)                                    93,845           195,588           290,566         (18,075)       (134,088)
Net Income (Loss) per Limited Partnership Unit         5.47             11.39             16.92           (1.05)          (7.81)
Distributions per  Limited Partnership Unit           57.65             60.59             57.65           48.24           40.59
Weighted average Number of
  Limited Partnership Units Outstanding              17,000            17,000            17,000          17,000          17,000
General Partner's Deficit                           (71,045)          (62,083)          (53,637)        (46,644)        (38,181)
Limited Partners' Capital                           198,516         1,085,609         1,921,977       2,614,317       3,452,211
Total Assets                                      4,755,245         4,903,310         5,113,305       5,021,663       5,307,963
Debt                                              3,584,706         3,310,501         2,683,562       2,048,123       1,445,211
General Partner Advances                            483,487            20,529            19,356         -                17,096

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       JONES CABLE INCOME FUND 1-A, LTD.

Results of Operations

1994 Compared to 1993-

         Revenues of the Partnership increased $182,888, or approximately 4 percent, from $4,111,369 in 1993 to $4,294,257 in 1994. The increase in revenues was primarily the result of increases in basic subscribers, equipment sales and advertising revenues. Since December 31, 1993, the Partnership's cable systems added 786 basic subscribers, increasing from 12,136 basic subscribers at December 31, 1993 to 12,922 basic subscribers at December 31, 1994. The increase in revenues would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994, respectively. See Item 1. No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expenses increased $109,354, or approximately 4 percent, from $2,435,055 in 1993 to $2,544,409 in 1994.
Operating, general and administrative expense represented 59 percent of revenue in 1993 and 1994. Increased advertising sales costs accounted for approximately 37 percent of the increase in expenses. Increased programming costs, due in part to the increase in the subscriber base, accounted for approximately 14 percent of the increase in expenses. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $58,168, or approximately 11 percent, from $510,243 in 1993 to $568,411 in 1994 due primarily to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $49,591, or approximately 6 percent, from $832,444 in 1993 to $882,035 in 1994. This increase was due to the purchase of property, plant and equipment in 1993 and 1994.

         Operating income decreased $34,225, or approximately 10 percent, from $333,627 in 1993 to $299,402 in 1994. This decrease was due to the increases in depreciation and amortization, operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues. Operating income before depreciation and amortization increased $15,366, or approximately 1 percent, from $1,166,071 in 1993 to $1,181,437 in 1994. This increase was due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $76,336, or approximately 55 percent, from $137,697 in 1993 to $214,033 in 1994 due to higher outstanding balances on interest bearing obligations and to higher interest rates. Net income decreased $63,532, or approximately 32 percent, from $195,588 in 1993 to $132,056 in 1994 due to the factors discussed above.

1993 Compared to 1992-

         Revenues of the Partnership increased $255,748, or approximately 7 percent, from $3,855,621 in 1992 to $4,111,369 in 1993. An increase in the basic subscriber base accounted for approximately 23 percent of the increase in revenues. Basic service rate adjustments primarily accounted for the remainder of the increase in revenues. The increase in revenue would have been greater but for the reduction in certain rates charged due to new basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993. No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expenses increased $206,268, or approximately 9 percent, from $2,228,787 in 1992 to $2,435,055 in 1993.
Operating, general and administrative expense represented 58 percent of revenue in 1992 compared to 59 percent in 1993. Increased programming costs, due in part to the increase in subscriber base, accounted for approximately 46 percent of the increase in expenses. Increased personnel and marketing costs accounted for approximately 19 percent and 17 percent, respectively, of the increase in expenses. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from the

General Partner increased $30,605, or approximately 6 percent, from $479,638 in 1992 to $510,243 in 1993 due primarily to the increase in revenues, upon which such fees and allocations are calculated, and an increase in expenses allocated from the General Partner.

         Depreciation and amortization expense increased $106,104, or approximately 15 percent, from $726,340 in 1992 to $832,444 in 1993. This increase was due to the purchase of property, plant and equipment in 1992 and 1993.

         Operating income decreased $87,229, or approximately 21 percent, from $420,856 in 1992 to $333,627 in 1993. This was due to the increases in depreciation and amortization, operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increases in revenue. Operating income before depreciation and amortization increased $18,875, or approximately 2 percent, from $1,147,196 in 1992 to $1,166,071 in 1993. This increase was due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $6,800, or approximately 5 percent, from $130,897 in 1992 to $137,697 in 1993 due to higher outstanding balances on interest bearing obligations. Net income decreased $94,978, or approximately 33 percent, to $195,588 in 1993 from $290,566 in 1992 due to the factors discussed above.

Financial Condition

         The Partnership expended approximately $659,000 on capital improvements during 1994. Of this total, approximately 22 percent was for the upgrade of equipment within the Partnership's systems. The construction of service drops to subscriber's homes accounted for approximately 24 percent of the total expenditures. The purchase of converters accounted for approximately 21 percent of the total expenditures. The remainder of the expenditures related to various enhancements in each of the Partnership's systems. Funding for these expenditures was provided primarily by borrowings under the Partnership's credit facility and advances from the General Partner. Anticipated capital expenditures for 1995 total approximately $652,000. Of this total approximately 27 percent is for construction of service drops to subscribers' homes, approximately 18 percent is for the purchase of premium service converters and approximately 9 percent is for the replacement of vehicles. The remainder of the expenditures are for various enhancements in the Partnership's cable television systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if available, borrowings under a renegotiated credit facility and, in its discretion, advances from the General Partner.

         On September 28, 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expires March 31, 1995, at which time the outstanding balance converts to a term loan with a final maturity of March 31, 1999. Proceeds from this facility were used to repay amounts outstanding on the Partnership's previous credit facility, to repay amounts due the General Partner and to finance capital expenditures. The balance outstanding on the Partnership's revolving credit facility at December 31, 1994 was $3,500,000. The General Partner expects to renegotiate the Partnership's revolving credit facility to increase the maximum amount available to fund capital expenditures. If the General Partner is unsuccessful in renegotiating the revolving credit facility, the Partnership may have to reduce the level of capital expenditures. Interest on outstanding principal amounts is computed at the Partnership's option of LIBOR plus 1 percent or the Prime rate plus 1/4 percent.

         A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. During 1994, the Partnership declared such distributions totaling $980,000 of which all were paid during 1994 except $235,000, which was paid on February 15, 1995. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership. If the General Partner is unable to renegotiate the Partnership's credit facility as discussed above, the Partnership may have to reduce or suspend cash distributions because it will need to fund capital expenditures from cash generated from operations.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has complied with the February 1994 benchmark regulations and further reduced rates in the Milwaukie System and the Owatonna/Glencoe System effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                          JONES CABLE INCOME FUND 1-A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                                    Page
                                                                                    -----
Report of Independent Public Accountants                                             16

Balance Sheets                                                                       17

Statements of Operations                                                             19

Statements of Partners  Capital (Deficit)                                            20

Statements of Cash Flows                                                             21

Notes to Financial Statements                                                        22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-A:

              We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-A (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-A as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                             ------------------------------------
                 ASSETS                                                           1994                  1993
                 ------                                                      --------------        --------------
CASH                                                                        $     78,286         $      61,322

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $748 and $6,117 at December 31, 1994
  and 1993, respectively                                                          70,273                57,745

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       9,561,181             8,901,952
  Less- accumulated depreciation                                              (5,291,706)           (4,650,013)
                                                                            ------------         -------------

                                                                               4,269,475             4,251,939
  Franchise costs, net of accumulated amortization
    of $545,913 and $481,053 at December 31, 1994
    and 1993, respectively                                                       181,087               245,947
  Subscriber lists, net of accumulated amortization
    of $1,403,000 and $1,281,604 at December 31, 1994
    and 1993, respectively                                                         -                   121,396
  Cost in excess of interests in net assets purchased,
    net of accumulated amortization of $38,782 and
    $34,174 at December 31, 1994 and 1993, respectively                          145,218               149,826
                                                                            ------------         -------------

                 Total investment in cable television properties               4,595,780             4,769,108

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   10,906                15,135
                                                                            ------------         -------------

                 Total assets                                                $ 4,755,245           $ 4,903,310
                                                                            ============         =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                             --------------------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                      1994                 1993
- ---------------                                                              --------------       --------------
LIABILITIES:
  Debt                                                                       $ 3,584,706           $ 3,310,501
  Accounts payable-
    Trade                                                                          7,285                 4,196
    General Partner                                                              483,487                20,529
  Accrued liabilities                                                            262,401               234,531
  Accrued distribution to limited partners                                       235,000               250,000
  Subscriber prepayments                                                          54,895                60,027
                                                                             -----------           -----------

         Total liabilities                                                     4,627,774             3,879,784
                                                                             -----------           -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                 1,000
    Accumulated deficit                                                           (5,896)               (6,834)
    Distributions                                                                (66,149)              (56,249)
                                                                             -----------           -----------

                                                                                 (71,045)              (62,083)
                                                                             -----------           -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      December 31, 1994 and 1993)                                              7,288,694             7,288,694
    Accumulated deficit                                                         (541,178)             (634,085)
    Distributions                                                             (6,549,000)           (5,569,000)
                                                                             -----------           -----------

                                                                                 198,516             1,085,609
                                                                             -----------           -----------

         Total liabilities and partners'
           capital (deficit)                                                 $ 4,755,245           $ 4,903,310
                                                                             ===========           ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                    Year Ended December 31,
                                                                --------------------------------------------------------
                                                                     1994                 1993                 1992
                                                                --------------       --------------       --------------
REVENUES                                                       $  4,294,257          $  4,111,369         $  3,855,621

COSTS AND EXPENSES:
  Operating, general and administrative                           2,544,409             2,435,055            2,228,787
  Management fees and allocated overhead
    from General Partner                                            568,411               510,243              479,638
  Depreciation and amortization                                     882,035               832,444              726,340
                                                               ------------          ------------         ------------

OPERATING INCOME                                                    299,402               333,627              420,856
                                                               ------------          ------------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (214,033)             (137,697)            (130,897)
  Other, net                                                          8,476                  (342)                 607
                                                               ------------          ------------         ------------
      Total other income (expense)                                 (205,557)             (138,039)            (130,290)
                                                               ------------          ------------         ------------

NET INCOME                                                     $     93,845          $    195,588         $    290,566
                                                               ============          ============         ============


ALLOCATION OF NET INCOME:
  General Partner                                              $        938          $      1,956         $      2,906
                                                               ============          ============         ============

  Limited Partners                                             $     92,907          $    193,632         $    287,660
                                                               ============          ============         ============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                             $       5.47          $      11.39         $      16.92
                                                               ============          ============         ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                      17,000                17,000               17,000
                                                               ============          ============         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                               Year Ended December 31,
                                                              ---------------------------------------------------------
                                                                   1994                  1993                 1992
                                                              --------------        --------------       --------------
GENERAL PARTNER:
  Balance, beginning of year                                  $   (62,083)          $    (53,637)        $   (46,644)
  Distributions                                                    (9,900)               (10,402)             (9,899)
  Net income for year                                                 938                  1,956               2,906
                                                              -----------           ------------         -----------

  Balance, end of year                                        $   (71,045)          $    (62,083)        $   (53,637)
                                                              ===========           ============         ===========


LIMITED PARTNERS:
  Balance, beginning of year                                  $ 1,085,609           $  1,921,977         $ 2,614,317
  Distributions                                                  (980,000)            (1,030,000)           (980,000)
  Net income for year                                              92,907                193,632             287,660
                                                              -----------           ------------         -----------

  Balance, end of year                                        $   198,516           $  1,085,609         $ 1,921,977
                                                              ===========           ============         ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                              Year Ended December  31,
                                                                ------------------------------------------------
                                                                    1994              1993              1992
                                                                ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    93,845        $   195,588      $   290,566
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                882,035            832,444          726,340
      Decrease (increase) in trade receivables                     (12,528)            22,087          (20,950)
      Decrease (increase) in deposits, prepaid
        expenses and deferred charges                              (40,149)            (5,242)           1,088
      Increase in trade accounts payable,
        accrued liabilities and subscriber
        prepayments                                                 10,827              6,305           86,281
      Increase in advances from General Partner                    462,958              1,173           19,356
                                                               -----------        -----------      -----------

                 Net cash provided by operating activities       1,396,988          1,052,355        1,102,681
                                                               -----------        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (659,229)          (616,099)        (781,316)
                                                               -----------        -----------      -----------

                 Net cash used in investing activities            (659,229)          (616,099)        (781,316)
                                                               -----------        -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         309,987            747,399        2,700,000
  Repayment of debt                                                (35,782)          (120,460)      (2,064,561)
  Cash flow distributions to limited partners                     (980,000)        (1,030,000)        (980,000)
  Increase (decrease) in accrued distributions to
    limited partners                                               (15,000)           (10,000)          40,000
                                                               -----------        -----------      -----------

                 Net cash used in financing activities            (720,795)          (413,061)        (304,561)
                                                               -----------        -----------      -----------

Increase in cash                                                    16,964             23,195           16,804

Cash, beginning of year                                             61,322             38,127           21,323
                                                               -----------        -----------      -----------

Cash, end of year                                              $    78,286        $    61,322     $     38,127
                                                               ===========        ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $   216,327        $   135,955      $   120,201
                                                               ===========        ===========      ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

             Jones Cable Income Fund 1-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on June 2, l986, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, develop and operate cable television systems. Intercable is the "General Partner" and manager of the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities. The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon and Owatonna and Glencoe, Minnesota.

         Contributed Capital

             The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

             The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

             All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement.

         Cable Television System Acquisition

             The Partnership's acquisitions were accounted for as purchases with the purchase price allocated as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and franchise costs; and third, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of the General Partner and additional acquisition costs were allocated to intangible assets based upon the relative value of these assets at acquisition. Other system acquisition costs were capitalized and included in the cost of distribution systems.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

             The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

             Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

                 Cable distribution systems                             5 - 15 years
                 Equipment and tools                                         5 years
                 Office furniture and equipment                         5 - 15 years
                 Buildings                                             10 - 20 years
                 Vehicles                                                    3 years

             Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

             Costs assigned to franchises and cost in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                          3 - 4 years
                 Cost in excess of interests in net assets purchased         32 years

         Revenue Recognition

             Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursement

             The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1994, 1993 and 1992 were $214,713, $205,568, and $192,781, respectively.

             Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Distributions resulting from the sale or refinancing of a system or upon dissolution of the Partnership will be made as follows: first, to the limited partners in an amount which together with all prior distributions, other than those made regularly from cash flow, will equal their initial capital contribution; second, payment to the limited partners of a liquidation preference equal to a 10 percent cumulative return on their initial capital contribution, reduced by all prior distributions from cash flow; and the balance, 75 percent to the limited partners and 25 percent to the General Partner.

             The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992 were $353,698, $304,675 and $286,857, respectively.

             The Partnership was charged interest during 1994 at an average rate of 10 percent on the amounts due to the General Partner, which approximated the General Partner's weighted average cost of borrowing. Interest charged totaled $11,769, $5,838 and $15,161 during 1994, 1993 and 1992, respectively, on the amounts due to the General Partner.

         Payments to/from Affiliates for Programming Services

             The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of the General Partner. Payments to Superaudio totaled $7,598, $7,488 and $7,467 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totaled $6,885, $4,363 and $4,279 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $1,611 in 1994. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $2,403 in 1994.

(4)      DISTRIBUTIONS FROM CASH FLOW

             One of the primary objectives of the Partnership is to provide quarterly cash distributions to the General Partner and the limited partners. Such cash returns are generated primarily from the net proceeds of payments by cable television subscribers for the cable television services provided by the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership declared cash distributions totaling $989,900, $1,040,402 and $989,899, respectively. The General Partner has agreed to defer its portion of the distributions until the Partnership is liquidated. As of December 31, 1994, $66,149 had been deferred. All declared limited partner distributions had been paid as of December 31, 1994, except for $235,000 which was paid on February 15, 1995. No determination has been made regarding any specific level of future distributions.

(5)      PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                          December 31,
                                                               ---------------------------------
                                                                     1994              1993
                                                               ----------------  ---------------
         Cable distribution systems                              $  8,175,165     $  7,637,205
         Equipment and tools                                          552,640          490,800
         Office furniture and equipment                               326,585          289,084
         Buildings                                                    110,963          108,319
         Vehicles                                                     245,828          226,544
         Land                                                         150,000          150,000
                                                                 ------------     ------------
                                                                    9,561,181        8,901,952
                 Less- accumulated depreciation                    (5,291,706)      (4,650,013)
                                                                 ------------     ------------
                                                                 $  4,269,475     $  4,251,939
                                                                 ============     ============

(6)       DEBT

                 Debt consists of the following:                          December 31,
                                                               ---------------------------------
                                                                     1994              1993
                                                               ----------------  ---------------
         Lending institutions-
           Revolving credit agreement                           $3,500,000            $3,250,000

         Capital lease obligations                                  84,706                60,501
                                                                ----------            ----------

                                                                $3,584,706            $3,310,501
                                                                ==========            ==========

             On September 28, 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expires March 31, 1995, at which time the outstanding balance converts to a term loan with a final maturity of March 31, 1999. Proceeds from this revolving credit facility were used to repay amounts outstanding on the Partnership's previous credit facility, to repay amounts due the General Partner and to finance capital expenditures. The balance outstanding on this revolving credit facility at December 31, 1994 was $3,500,000. Interest on outstanding principal amounts is computed at the Partnership's option of the London Interbank Offered Rate plus 1 percent, or Prime plus 1/4 percent. The effective interest rates on outstanding obligations as of December 31, 1994 and 1993 were 7.29 percent and
4.63 percent, respectively.

             Installments due on debt principal for the five years ending December 31, 1999 and thereafter, respectively, are $550,412, $795,412, $865,412, $1,058,470, $315,000 and $-0-. At December 31, 1994, substantially all of the Partnership's assets secured the above indebtedness.

(7)      INCOME TAXES

             Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

             The Partnership tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the General and limited partners would likely be changed accordingly.

             Taxable loss reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(8)      COMMITMENTS AND CONTINGENCIES

             The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease agreements totaled $30,036, $27,313, and $30,268, respectively for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

              1995                $ 26,790
              1996                  26,790
              1997                  26,790
              1998                  20,092
              1999                    -
              Thereafter              -
                                  ---------
                                  $ 100,462
                                  =========

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

             Supplementary profit and loss information for the respective periods is presented below:

                                                                             Year Ended December  31,
                                                                 -----------------------------------------------
                                                                      1994             1993             1992
                                                                 -------------     ------------     ------------
         Maintenance and repairs                                  $ 36,769          $ 32,446         $ 44,697
                                                                   =======           =======          =======

         Taxes, other than income and payroll taxes               $ 26,921          $ 28,737         $ 26,005
                                                                   =======           =======          =======

         Advertising                                              $ 50,447          $ 68,377         $ 42,224
                                                                   =======           =======          =======


         Depreciation of property, plant and equipment            $691,171          $590,176         $484,072
                                                                   =======           =======          =======

         Amortization of intangible assets                        $190,864          $242,268         $242,268
                                                                   =======           =======          =======

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                    Name                    Age                 Positions with the General Partner
                    ----                    ---                 ----------------------------------
      Glenn R. Jones                        65        Chairman of the Board and Chief Executive Officer
      Derek H. Burney                       55        Vice Chairman of the Board
      James B. O'Brien                      45        President, Chief Operating Officer and Director
      Ruth E. Warren                        45        Group Vice President/Operations
      Kevin P. Coyle                        43        Group Vice President/Finance
      Christopher J. Bowick                 40        Group Vice President/Technology
      Timothy J. Burke                      44        Group Vice President/Taxation/Administration
      Raymond L. Vigil                      48        Group Vice President/Human Resources and Director
      Cynthia A. Winning                    43        Group Vice President/Marketing
      Elizabeth M. Steele                   43        Vice President/General Counsel/Secretary
      Larry W. Kaschinske                   35        Controller
      James J. Krejci                       53        Director
      Christine Jones Marocco               39        Director
      Daniel E. Somers                      47        Director
      Robert S. Zinn                        58        Director
      David K. Zonker                       41        Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee.
From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $2,403.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

Jones Cable Income Fund 1-A, Ltd.                                       At December 31,
- ---------------------------------                  -------------------------------------------------------------

                                                          1994                 1993                 1992
                                                          ----                 ----                 ----
Management fees                                      $    214,713         $     205,568        $     192,781
Allocation of expenses                                    353,698               304,675              286,857
Interest expense                                           11,769                 5,838               15,161
Amount of notes and advances outstanding                  483,487                20,529               19,356
Highest amount of notes and advances outstanding          483,487                20,529              277,172
Programming fees:
        Superaudio                                          7,598                 7,488                7,467
        Mind Extension University                           6,885                 4,363                4,279
        Jones Computer Network                              1,611                   -0-                  -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. See index to financial statements for a list of financial statements and exhibits thereto filed as a part of this report.

         3.                The following exhibits are filed herewith:

              4.1 Limited Partnership Agreement of Jones Cable Income Fund 1-A, Ltd. (1)

              10.1.1       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Glencoe, Minnesota. (1)

              10.1.2       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the Township of Glencoe, Minnesota.
                           (2)

              10.1.3       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Owatonna, Minnesota. (1)

              10.1.4       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the Township of Owatonna, Minnesota.
                           (2)

              10.1.5       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Milwaukie, Oregon. (1)

              10.2.1 Revolving Credit and Term Loan Agreement dated 9/28/92 between Jones Cable Income Fund 1-A, Ltd. and Colorado National Bank. (2)

              27           Financial Data Schedule

         (b)               Reports on Form 8-K

                           None.
         ____________

         (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986.

         (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JONES CABLE INCOME FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.


                                 By:  /s/ Glenn R. Jones
                                      --------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated:       March 27, 1995           Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      --------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated:  March 27, 1995                (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      --------------------------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated:  March 27, 1995                (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------------------------
                                      Larry Kaschinske
                                      Controller
Dated:  March 27, 1995                (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------------------------
                                      James B. O'Brien
Dated:  March 27, 1995                President and Director


                                 By:  /s/ Raymond L. Vigil
                                      --------------------------------------
                                      Raymond L. Vigil
Dated:  March 27, 1995                Group Vice President and Director

                                 By:  /s/ Robert S. Zinn
                                      --------------------------------------
                                      Robert S. Zinn
Dated:  March 27, 1995                Director

                                 By:  /s/ David K. Zonker
                                      --------------------------------------
                                      David K. Zonker
Dated:  March 27, 1995                Director


                                 By:
                                      --------------------------------------
                                      Derek H. Burney
Dated:                                Director


                                 By:
                                      --------------------------------------
                                      James J. Krejci
Dated:                                Director


                                 By:
                                      --------------------------------------
                                      Christine Jones Marocco
Dated:                                Director


                                 By:
                                      --------------------------------------
                                      Daniel E. Somers
Dated:                                Director

                              INDEX TO EXHIBITS


             EXHIBIT       DESCRIPTION
             -------       -----------

              4.1 Limited Partnership Agreement of Jones Cable Income Fund 1-A, Ltd. (1)

              10.1.1       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Glencoe, Minnesota. (1)

              10.1.2       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the Township of Glencoe, Minnesota.
                           (2)

              10.1.3       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Owatonna, Minnesota. (1)

              10.1.4       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the Township of Owatonna, Minnesota.
                           (2)

              10.1.5       Copy of a franchise and related documents
                           thereto granting a community antenna television franchise for the City of Milwaukie, Oregon. (1)

              10.2.1 Revolving Credit and Term Loan Agreement dated 9/28/92 between Jones Cable Income Fund 1-A, Ltd. and Colorado National Bank. (2)

              27           Financial Data Schedule

         ____________

         (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986.

         (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.