Form 10-Q
period 1995-03-31
JONES CABLE INCOME FUND 1-A LTD
filed 1995-05-15
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
/x/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended     March 31, 1995
                               ------------------
/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______________ to ______________

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

                                (303) 792-3111
                      ----------------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                           No
    -------                                                           --------

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                        March 31,         December 31,
                                ASSETS                                                    1995               1994
                                ------                                               --------------     --------------
CASH                                                                                  $    116,334      $     78,286

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $4,882 and $748 at March 31, 1995 and
  December 31, 1994, respectively                                                           60,535            70,273

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                 9,667,371         9,561,181
  Less- accumulated depreciation                                                        (5,470,042)       (5,291,706)
                                                                                       -----------       -----------

                                                                                         4,197,329         4,269,475
  Franchise costs, net of accumulated amortization
    of $562,128 and $545,913 at March 31, 1995 and
    December 31, 1994, respectively                                                        164,872           181,087
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $39,934 and
    $38,782 at March 31, 1995 and December 31, 1994,
    respectively                                                                           144,066           145,218
                                                                                       -----------       -----------

         Total investment in cable television properties                                 4,506,267         4,595,780

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                             16,864            10,906
                                                                                       -----------       -----------

         Total assets                                                                 $  4,700,000      $  4,755,245
                                                                                       ===========       ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                        March 31,         December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                      1995              1994
         -------------------------------------------                                 -------------      -------------
LIABILITIES:
  Debt                                                                               $  3,575,267       $  3,584,706
  Accounts payable-
    Trade                                                                                   1,870              7,285
    General Partner                                                                       752,173            483,487
  Accrued liabilities                                                                     211,880            262,401
  Accrued distribution to limited partners                                                200,000            235,000
  Subscriber prepayments                                                                   48,481             54,895
                                                                                      -----------        -----------

         Total liabilities                                                              4,789,671          4,627,774
                                                                                      -----------        -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                     1,000              1,000
    Accumulated deficit                                                                    (6,047)            (5,896)
    Distributions                                                                         (68,169)           (66,149)
                                                                                      -----------        -----------

                                                                                          (73,216)           (71,045)
                                                                                      -----------        -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at March 31, 1995
      and December 31, 1994)                                                            7,288,694          7,288,694
    Accumulated deficit                                                                  (556,149)          (541,178)
    Distributions                                                                      (6,749,000)        (6,549,000)
                                                                                      -----------        -----------

                                                                                          (16,455)           198,516
                                                                                      -----------        -----------

         Total liabilities and partners'
           capital (deficit)                                                         $  4,700,000       $  4,755,245
                                                                                      ===========        ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
                                                                                           1995               1994
                                                                                     ---------------    ---------------
REVENUES                                                                               $1,103,290         $1,067,583

COSTS AND EXPENSES:
  Operating expense                                                                       695,936            637,276
  Management fees and allocated overhead
    from General Partner                                                                  145,452            144,860
  Depreciation and amortization                                                           195,703            222,146
                                                                                        ---------          ---------

OPERATING INCOME                                                                           66,199             63,301
                                                                                        ---------          ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                                        (81,517)           (37,495)
  Other, net                                                                                  196                220
                                                                                        ---------          ---------

        Total other income (expense)                                                      (81,321)           (37,275)
                                                                                        ---------          ---------

NET INCOME (LOSS)                                                                      $  (15,122)        $   26,026
                                                                                        =========          =========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                                      $     (151)        $      260
                                                                                        =========          =========

  Limited Partners                                                                     $  (14,971)        $   25,766
                                                                                        =========          =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                                     $     (.88)        $     1.52
                                                                                        =========          =========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                            17,000             17,000
                                                                                        =========          =========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                     -----------------------------------
                                                                                           1995               1994
                                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $ (15,122)         $  26,026
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                                      195,703            222,146
      Decrease  (increase) in trade receivables                                            9,738             (9,480)
      Increase in deposits, prepaid expenses
        and deferred charges                                                              (5,958)            (3,358)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                           (64,370)           (38,991)
      Increase (decrease) in advances from General Partner                               268,686            (20,529)
                                                                                        --------           --------

         Net cash provided by operating activities                                       388,677            175,814
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (106,190)          (120,352)
                                                                                        --------           --------

         Net cash used in investing activities                                          (106,190)          (120,352)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                -                 250,000
  Repayment of debt                                                                       (9,439)            (5,826)
  Decrease in accrued distributions to limited partners                                  (35,000)            (5,000)
  Cash flow distributions to limited partners                                           (200,000)          (245,000)
                                                                                        --------           --------

         Net cash used in financing activities                                          (244,439)            (5,826)
                                                                                        --------           --------

Increase in cash                                                                          38,048             49,636

Cash, beginning of period                                                                 78,286             61,322
                                                                                        --------           --------

Cash, end of period                                                                    $ 116,334          $ 110,958
                                                                                        ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                        $  80,238          $  43,031
                                                                                        ========           ========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon (the "Milwaukie System") and Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $55,164 and $53,379, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 were $90,288 and $91,481, respectively.

                       JONES CABLE INCOME FUND 1-A, LTD.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $388,677, which is available to fund capital expenditures and non-operating costs. During the first three months of 1995, the Partnership expended approximately $106,000 for capital improvements. Approximately 31 percent related to service drops to subscribers' homes, approximately 28 percent of these expenditures related to the upgrade of equipment and approximately 25 percent were for the purchase of converters within the Partnership's systems. These expenditures were funded primarily by advances from the General Partner. Anticipated capital expenditures for the remainder of 1995 are approximately $183,000. Of these expenditures, approximately 25 percent relates to service drops, approximately 16 percent relates to the purchase of converters and approximately 7 percent relates to the upgrade of equipment. The remainder of the expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations, and, if available, borrowings under a renegotiated credit facility and, in its discretion, advances from the General Partner.

         On September 28, 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expired March 31, 1995, at which time the outstanding balance converted to a term loan with a maturity of June 30, 1999. The balance outstanding on the Partnership's credit facility at March 31, 1995 was the maximum of $3,500,000. The General Partner expects to renegotiate the Partnership's credit facility in the second quarter of 1995 to increase the maximum amount available to repay advances from the General Partner and to fund capital expenditures. If the General Partner is unsuccessful in renegotiating the credit facility, which is not anticipated, the Partnership may have to reduce the level of capital expenditures and/or cash distributions to limited partners. Interest on outstanding principal amounts is computed at the Partnership's option of LIBOR plus 1 percent or the Prime rate plus 1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.13 percent and 4.82 percent, respectively.

          A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution to limited partners during the first quarter of 1995, which was principally from first quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

          The General Partner presently believes that the Partnership has sufficient sources of capital available from cash generated from operations, and, if available, borrowings under a renegotiated credit facility to meet its presently anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Milwaukie System and the Owatonna/Glencoe System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14. The Partnership complied with the February 1994 benchmark regulations and reduced rates further in the Milwaukie System and the Owatonna/Glencoe System effective July 1994.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $35,707, or approximately 3 percent, from $1,067,583 at March 31, 1994 to $1,103,290 at March 31, 1995.
The increase in revenues was primarily the result of increases in the number of basic subscribers. Since March 31, 1994, the Partnership's cable systems added 668 basic subscribers, increasing from 12,304 basic subscribers at March 31, 1994 to 12,972 basic subscribers at March 31, 1995. The increase in revenues would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in February 1994 with which the Partnership complied effective July 1994. No other individual factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

          Operating expenses increased $58,660, or approximately 9 percent, from $637,276 at March 31, 1994 to $695,936 at March 31, 1995. Operating
expenses represented 60 percent of revenue for the three months ended March 31, 1994 compared to 63 percent for the similar period in 1995. Increases in programming costs which accounted for approximately 55 percent of the increase, was primarily responsible for this increase. No other individual factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $592 or less than 1 percent, from $144,860 at March 31, 1994 to $145,452 at March 31, 1995.
This increase is due to the increase in revenues, upon which such fees and allocations are based. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership.

          Depreciation and amortization expense decreased $26,443, or approximately 12 percent, from $222,146 at March 31, 1994 to $195,703 at March 31, 1995. This decrease was due to the maturation of the Partnership's intangible asset base.

         Operating income increased $2,898, or approximately 5 percent, from
$63,301 at March 31, 1994 to $66,199    at March 31, 1995.  This increase is
due to the increase in revenue and the decrease in depreciation and amortization exceeding the increase in operating expenses. Operating income before depreciation and amortization decreased $23,544, or approximately 8 percent, from $285,447 for the three months ended March 31, 1994 to $261,903 for the similar 1995 period. This decrease is due to the increase in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the effect of FCC rate regulations under the 1992
Cable Act which have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner which are allocated to the Partnership, continue to increase at historic rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging; and (c) marketing efforts targeted at non-subscribers.

          Interest expense increased from $37,495 at March 31, 1994 to $81,517 at March 31, 1995. This increase was primarily due to higher interest rates. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.13 percent and 4.82 percent, respectively. The Partnership recorded a net loss of $15,122 for the three month period ended March 31, 1995 compared to net income of $26,026 for the similar period in 1994, due to the factors discussed above.

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

                                        JONES CABLE INCOME FUND 1-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             --------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule