Form 10-Q
period 1995-06-30
JONES CABLE INCOME FUND 1-A LTD
filed 1995-08-14
CIK 779542

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from             to
                              -------------  -------------

                         Commission File Number: 0-14689

                        JONES CABLE INCOME FUND 1-A, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010416
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

               9697 East Mineral Avenue, Englewood, Colorado 80112
                      Address of principal executive office

                                 (303) 792-3111
                          Registrant's telephone number

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

                        JONES CABLE INCOME FUND 1-A, LTD.
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                              June 30,         December 31,
            ASSETS                                              1995               1994
            ------                                         ------------      --------------
CASH                                                       $      1,998      $     78,286

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $3,997 and $748 at June 30, 1995
  and December 31, 1994,  respectively                           52,883            70,273

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      9,884,923         9,561,181
  Less- accumulated depreciation                             (5,648,169)       (5,291,706)
                                                           ------------      ------------

                                                              4,236,754         4,269,475

  Franchise costs, net of accumulated amortization
    of $578,343 and $545,913 at June 30, 1995
    and December 31, 1994, respectively                         148,657           181,087
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $41,086 and $38,782 at June 30, 1995
    and December 31, 1994, respectively                         142,914           145,218
                                                           ------------      ------------

       Total investment in cable television properties        4,528,325         4,595,780

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  20,064            10,906
                                                           ------------      ------------

       Total assets                                        $  4,603,270      $  4,755,245
                                                           ============      ============


            The accompanying notes to unaudited financial statements
                  are an integral part of these balance sheets.

                        JONES CABLE INCOME FUND 1-A, LTD.
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                             June 30,       December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)               1995            1994
     -------------------------------------------          ------------      ------------
LIABILITIES:
  Debt                                                    $  3,583,157      $  3,584,706
  Accounts payable-
    Trade                                                       18,033             7,285
    General Partner                                            776,291           483,487
  Accrued liabilities                                          222,771           262,401
  Accrued distribution to limited partners                     200,000           235,000
  Subscriber prepayments                                        48,062            54,895
                                                          ------------      ------------

Total liabilities                                            4,848,314         4,627,774
                                                          ------------      ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-

    Contributed capital                                          1,000             1,000
    Accumulated deficit                                         (5,581)           (5,896)
    Distributions                                              (70,189)          (66,149)
                                                          ------------      ------------

                                                               (74,770)          (71,045)
                                                          ------------      ------------

  Limited Partners-
    Net contributed capital (17,000 units outstanding
      at June 30, 1995 and December 31, 1994)                7,288,694         7,288,694
    Accumulated deficit                                       (509,968)         (541,178)
    Distributions                                           (6,949,000)       (6,549,000)
                                                          ------------      ------------

                                                              (170,274)          198,516
                                                          ------------      ------------

Total liabilities and partners'
  capital (deficit)                                       $  4,603,270      $  4,755,245
                                                          ============      ============


            The accompanying notes to unaudited financial statements
                  are an integral part of these balance sheets.

                        JONES CABLE INCOME FUND 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                    For the Three Months Ended           For the Six Months Ended
                                              June 30,                           June 30,
                                       1995              1994              1995             1994
                                   ------------      ------------      ------------      ------------
REVENUES                           $  1,146,939      $  1,091,799      $  2,250,229      $  2,159,382

COSTS AND EXPENSES:
  Operating expense                     682,001           636,108         1,377,937         1,273,384
  Management fees and
    allocated overhead from
    General Partner                     137,428           141,865           282,880           286,725
  Depreciation and
    amortization                        195,492           210,182           391,195           432,328
                                   ------------      ------------      ------------      ------------

OPERATING INCOME                        132,018           103,644           198,217           166,945
                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                      (85,500)          (48,529)         (167,017)          (86,024)
  Other, net                                129            (6,435)              325            (6,215)
                                   ------------      ------------      ------------      ------------

      Total other expense, net          (85,371)          (54,964)         (166,692)          (92,239)
                                   ------------      ------------      ------------      ------------

NET INCOME                         $     46,647      $     48,680      $     31,525      $     74,706
                                   ============      ============      ============      ============

ALLOCATION OF NET INCOME:
    General Partner                $        466      $        487      $        315      $        747
                                   ============      ============      ============      ============

    Limited Partners               $     46,181      $     48,193      $     31,210      $     73,959
                                   ============      ============      ============      ============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                 $       2.72      $       2.83      $       1.84      $       4.35
                                   ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                      17,000            17,000            17,000            17,000
                                   ============      ============      ============      ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                               For the Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                 1995           1994
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  31,525      $  74,706
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              391,195        432,328
      Decrease in trade receivables                               17,390         18,358
      Increase in deposits, prepaid expenses and
        deferred charges                                          (9,158)        (3,072)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments           (39,753)        51,994
      Increase (decrease) in advances from General Partner       292,804        (20,529)
                                                               ---------      ---------

         Net cash provided by operating activities               684,003        553,785
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (323,742)      (271,161)
                                                               ---------      ---------

         Net cash used in investing activities                  (323,742)      (271,161)
                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        18,435        250,000
  Repayment of debt                                              (19,984)       (17,013)
  Decrease in accrued distributions to limited partners          (35,000)          --
  Cash flow distributions to limited partners                   (400,000)      (495,000)
                                                               ---------      ---------

         Net cash used in financing activities                  (436,549)      (262,013)
                                                               ---------      ---------

Increase (decrease) in cash                                      (76,288)        20,611

Cash, beginning of period                                         78,286         61,322
                                                               ---------      ---------

Cash, end of period                                            $   1,998      $  81,933
                                                               =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $ 166,785      $  93,105
                                                               =========      =========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994 and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving certain areas in and around Owatonna and Glencoe, Minnesota (the
"Owatonna/Glencoe System") and Milwaukie, Oregon (the "Milwaukie System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $57,348 and $112,512, respectively, as compared to $54,590 and $107,969, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 were $91,243 and $181,531, respectively, as compared to $87,275 and $178,756, respectively, for the similar 1994 periods.

                           JONES CABLE INCOME FUND 1-A
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

         During the first six months of 1995, the Partnership expended approximately $343,000 in capital improvements. Approximately 20 percent related to service drops to subscribers' homes, approximately 19 percent related to the purchase of converters and approximately 12 percent of these expenditures related to the upgrade of equipment within the Partnership's systems. The remainder of the expenditures were for various enhancements in the Partnership's systems. These expenditures were funded by cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1995 are approximately $309,000. Of these expenditures, approximately 28 percent relates to service drops and approximately 14 percent relates to the purchase of converters. The remainder of the expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under a new revolving credit facility.

         On September 28, 1992, the Partnership entered into a $3,500,000 revolving credit facility. The revolving credit period expired March 31, 1995, at which time the outstanding balance converted to a term loan with a final maturity of June 30, 1999. The balance outstanding on the Partnership's credit facility at June 30, 1995 was the maximum of $3,500,000. The General Partner renegotiated the Partnership's credit facility on July 21, 1995 increasing the maximum amount available to $6,500,000, which was used to repay the $3,500,000 outstanding under the previous credit facility, and $776,291 in advances from the General Partner, and the balance will be available to fund capital expenditures. The renegotiated credit facility is a revolver that converts to a term loan on December 31, 1997, with a final maturity of December 31, 2003. Interest on outstanding principal amounts on the renegotiated credit facility is computed at the Partnership's option of London Interbank Offered Rate plus 1-1/4 percent or the Prime rate plus 1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.00 percent and 5.75 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution, or approximately $235 per $10,000 invested, to the limited partners during the second quarter of 1995, which was principally from second quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

         The General Partner presently believes that the Partnership has sufficient sources of capital available from cash generated from operations, and borrowings under the new credit facility to meet its presently anticipated needs.

                              RESULTS OF OPERATIONS

         Revenues of the Partnership increased $55,140, or approximately 5 percent, to $1,146,939 for the three months ended June 30, 1995 from $1,091,799 for the similar period in 1994. For the six month periods ended June 30, 1995 and 1994, revenues increased $90,847, or approximately 4 percent, to $2,250,229 at June 30, 1995 from $2,159,382 for the similar period in 1994. These increases in revenues were primarily due to increases in the number of basic subscribers. Since June 30, 1994, the Partnership's cable system added 572 basic subscribers, increasing to 13,043 basic subscribers at June 30, 1995 from 12,471 for the similar period in 1994. No other individual factor significantly affected the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $45,893, or approximately 7 percent, to $682,001 for the three month period ended June 30, 1995 from $636,108 for the similar 1994 period. Operating expenses increased $104,553, or approximately 8 percent, to $1,377,937 for the six month period ended June 30, 1995 from $1,273,384 for the similar 1994 period. These increases were primarily due to increases in programming costs, which increased approximately 14 percent to the three and six month periods ended June 30, 1995. Operating expense represented 59 and 58 percent of revenue for the three month periods ended June 30, 1995 and 1994, respectively, and represented 61 percent and 59 percent for the six month periods ended June 30, 1995 and 1994, respectively. No other individual factor contributed significantly to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner decreased $4,437, or approximately 3 percent, to $137,428 for the three month period ended June 30, 1995 from $141,865 for the similar 1994 period. Management fees and allocated overhead from the General Partner decreased $3,845, or approximately 1 percent, to $282,880 for the six months ended June 30, 1995 from $286,725 for the similar 1994 period. These decreases are due to a decrease in allocated expenses from the General Partner.

         Depreciation and amortization expense decreased $14,690, or approximately 7 percent, to $195,492 for the three months ended June 30, 1995 from $210,182 for the similar 1994 period. Depreciation and amortization expense decreased $41,133, or approximately 10 percent, to $391,195 for the six months ended June 30, 1995 from $432,328 for the similar 1994 period. These decreases were due to the maturation of the Partnership's intangible asset base.

         Operating income increased $28,374, or approximately 27 percent, to $132,018 for the three months ended June 30, 1995 from $103,644 for the similar 1994 period. Operating income increased $31,272, or approximately 19 percent, to $198,217 for the six months ended June 30, 1995 from $166,945 for the similar 1994 period. These increases were due to the increases in revenues exceeding the increases in operating expenses. Operating income before depreciation and amortization increased $13,684, or approximately 4 percent, to $327,510 for the three months ended June 30, 1995 from $313,826 for the similar 1994 period. This increase was due to the increases in revenues exceeding the increase in operating expenses. Operating income before depreciation and amortization decreased $9,861, or approximately 2 percent, to $589,412 for the six months ended June 30, 1995 from $599,273 for the similar 1994 period. The decrease was due to the increase in operating expenses exceeding the increase in revenues.

         Interest expense increased $36,971, or approximately 76 percent, to $85,500 for the three months ended June 30, 1995 from $48,529 for the similar 1994 period. Interest expense increased $80,993, or approximately 94 percent, to $167,017 for the six month period ended June 30, 1995 from $86,024 for the similar 1994 period. These increases were due to higher interest rates and higher outstanding balances on interest bearing obligations.

         Net income decreased $2,033, or approximately 4 percent, to $46,647 for the three month period ended June 30, 1995 from $48,680 for the similar 1994 period, due primarily to the increase in interest expense exceeding the increase in operating income. Net income decreased $43,181, or approximately 58 percent, to $31,525 for the six month period ended June 30, 1995 from $74,706 for the similar 1994 period. This decrease was primarily due to the increase in interest expense exceeding the increase in operating income.

                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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

                                           JONES CABLE INCOME FUND 1-A, LTD.
                                           BY:    JONES INTERCABLE, INC.
                                                  General Partner


                                           By:    /s/ Kevin P. Coyle
                                                  ------------------------------
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule