Form 10-Q
period 1995-09-30
JONES CABLE INCOME FUND 1-A LTD
filed 1995-11-14
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended  September 30, 1995
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ___________ to ____________

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 September 30,            December 31,
                         ASSETS                                                      1995                    1994
                         ------                                                  -------------           -------------
CASH                                                                             $     111,732           $      78,286

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $5,885 and $748 at September 30, 1995
  and December 31, 1994,  respectively                                                  69,034                  70,273

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            10,016,914               9,561,181
  Less-accumulated depreciation                                                     (5,826,321)             (5,291,706)
                                                                                 -------------           -------------

                                                                                     4,190,593               4,269,475

  Franchise costs, net of accumulated amortization
    of $594,558 and $545,913 at September 30, 1995
    and December 31, 1994, respectively                                                132,442                 181,087
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $42,238 and $38,782 at September 30, 1995
    and December 31, 1994, respectively                                                141,762                 145,218
                                                                                 -------------           -------------

     Total investment in cable television properties                                 4,645,563               4,595,780

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         39,625                  10,906
                                                                                 -------------           -------------

     Total assets                                                                $   4,685,188           $   4,755,245
                                                                                 =============           =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                  September 30,           December 31,
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1995                    1994
                 -------------------------------------------                      -------------           ------------
LIABILITIES:
  Debt                                                                             $ 4,573,255             $ 3,584,706
  Accounts payable-
    Trade                                                                                5,626                   7,285
    General Partner                                                                     -                      483,487
  Accrued liabilities                                                                  242,100                 262,401
  Accrued distribution to limited partners                                             200,000                 235,000
  Subscriber prepayments                                                                44,627                  54,895
                                                                                   -----------             -----------

       Total liabilities                                                             5,065,608               4,627,774
                                                                                   -----------             -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                  1,000                   1,000
    Accumulated deficit                                                                 (4,914)                 (5,896)
    Distributions                                                                      (72,209)                (66,149)
                                                                                   -----------             -----------

                                                                                       (76,123)                (71,045)
                                                                                   -----------             -----------

  Limited Partners-
    Net contributed capital (17,000 units outstanding
      at September 30, 1995 and December 31, 1994)                                   7,288,694               7,288,694
    Accumulated deficit                                                               (443,991)               (541,178)
    Distributions                                                                   (7,149,000)             (6,549,000)
                                                                                   -----------             -----------

                                                                                      (304,297)                198,516
                                                                                   -----------             -----------
       Total liabilities and partners'
         capital (deficit)                                                         $ 4,685,188             $ 4,755,245
                                                                                   ===========             ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended         For the Nine Months Ended
                                                      September 30,                      September 30,
                                               ---------------------------       ---------------------------
                                                  1995             1994             1995             1994
                                               ----------       ----------       ----------       ----------
REVENUES                                       $1,159,976       $1,056,430       $3,410,205       $3,215,812

COSTS AND EXPENSES:
  Operating expense                               675,964          613,487        2,053,901        1,886,871
  Management fees and
    allocated overhead from
    General Partner                               141,303          133,329          424,183          420,054
  Depreciation and
    amortization                                  195,820          202,612          587,015          634,940
                                               ----------       ----------       ----------       ----------

OPERATING INCOME                                  146,889          107,002          345,106          273,947
                                               ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (80,496)         (57,486)        (247,513)        (143,510)
  Other, net                                          251            9,566              576            3,351
                                               ----------       ----------       ----------       ----------

      Total other expense, net                    (80,245)         (47,920)        (246,937)        (140,159)
                                               ----------       ----------       ----------       ----------

NET INCOME                                     $   66,644       $   59,082       $   98,169       $  133,788
                                               ==========       ==========       ==========       ==========

ALLOCATION OF NET INCOME:
    General Partner                            $      667       $      591       $      982       $    1,338
                                               ==========       ==========       ==========       ==========

    Limited Partners                           $   65,977       $   58,491       $   97,187       $  132,450
                                               ==========       ==========       ==========       ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                             $     3.88       $     3.44       $     5.72       $     7.79
                                               ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                17,000           17,000           17,000           17,000
                                               ==========       ==========       ==========       ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                                1995                 1994
                                                                             ----------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   98,169            $ 133,788
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                             587,015              634,940
      Decrease in trade receivables                                               1,239               12,177
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                        (29,018)               7,850
      Decrease in trade accounts payable,
        accrued liabilities and subscriber prepayments                          (38,288)             (60,461)
      Increase (decrease) in advances from General Partner                     (483,487)             243,686
                                                                             ----------            ---------

         Net cash provided by operating activities                              135,630              971,980
                                                                             ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (455,733)            (461,278)
                                                                             ----------            ---------

         Net cash used in investing activities                                 (455,733)            (461,278)
                                                                             ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    1,018,435              250,000
  Repayment of debt                                                             (29,886)             (24,536)
  Accrued distributions to limited partners                                     (35,000)              -
  Cash flow distributions to limited partners                                  (600,000)            (745,000)
                                                                             ----------            ---------

         Net cash provided by (used in) financing activities                    353,549             (519,536)
                                                                             ----------            ---------

Increase (decrease) in cash                                                      33,446               (8,834)

Cash, beginning of period                                                        78,286               61,322
                                                                             ----------            ---------

Cash, end of period                                                          $  111,732            $  52,488
                                                                             ==========            =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $  236,427            $ 149,461
                                                                             ==========            =========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving certain areas in and around Owatonna and Glencoe, Minnesota (the
"Owatonna/Glencoe System") and Milwaukie, Oregon (the "Milwaukie System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 were $57,999 and $170,510, respectively, compared to $52,822 and $160,791 respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 were $83,304 and $253,673, respectively, compared to $80,507 and $259,263, respectively, for the similar 1994 periods.

                          JONES CABLE INCOME FUND 1-A
                            (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         During the first nine months of 1995, the Partnership expended approximately $456,000 in capital improvements. Approximately 38 percent related to service drops to subscribers' homes, and approximately 21 percent related to the purchase of converters. The remainder of the expenditures were for various enhancements in the Partnership's systems. These expenditures were funded by borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $196,000. Of these expenditures, approximately 21 percent relates to purchase of vehicles, approximately 15 percent relates to new plant construction, approximately 12 percent relates to the purchase of converters and approximately 9 percent relates to plant upgrade and relocations. The remainder of the expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by borrowings under the Partnership's new revolving credit facility.

         On July 21, 1995, the Partnership entered into a new $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at September 30, 1995 was $4,500,000 and the balance of $2,000,000 will be available to fund capital expenditures. Interest on outstanding principal amounts on the renegotiated credit facility is computed at the Partnership's option of London Interbank Offered Rate plus 1-1/4 percent or the Prime rate plus 1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.17 percent and
6.13 percent, respectively.

         A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution, or approximately $235 per $10,000 invested, to the limited partners during the third quarter of 1995, which was principally from third quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

         The General Partner presently believes that the Partnership has sufficient sources of capital available from cash generated from operations and borrowings under the new credit facility to meet its presently anticipated needs.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $103,546, or approximately 10 percent, to $1,159,976 for the three months ended September 30, 1995 from $1,056,430 for the similar period in 1994. This increase in revenues was primarily due to an increase in the number of basic subscribers, which accounted for 32 percent of the increase and an increase in basic rate adjustments, which accounted for 27 percent of the increase for the three month periods. For the nine month periods ended September 30, 1995 and 1994, revenues increased $194,393, or approximately 6 percent, to $3,410,205 at September 30, 1995 from $3,215,812 for the similar period in 1994. This increase in revenues was primarily due to increases in the number of basic subscribers, which accounted for 56 percent of the increase in revenues for the nine month periods. Since September 30, 1994, the Partnership's cable system added 577 basic subscribers, increasing to 13,184 basic subscribers at September 30, 1995 from 12,607 for the similar period in 1994.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $62,477, or approximately 10 percent, to $675,964 for the three month period ended September 30, 1995 from $613,487 for the similar 1994 period. Operating expenses increased $167,030, or approximately 9 percent, to $2,053,901 for the nine month period ended September 30, 1995 from $1,886,871 for the similar 1994 period. These increases were primarily due to increases in programming costs. Operating expense represented 58 percent and 60 percent of revenue for the three and nine month periods ended September 30, 1995, respectively, and represented 58 percent and 59 percent for the three and nine month periods ended September 30, 1994, respectively. No other individual factor contributed significantly to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner increased $7,974, or approximately 6 percent, to $141,303 for the three month period ended September 30, 1995 from $133,329 for the similar 1994 period. This increase was due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership. Management fees and allocated overhead from the General Partner increased $4,129, or approximately 1 percent, to $424,183 for the nine months ended September 30, 1995 from $420,054 for the similar 1994 period. This increase was due to the increases in revenues, upon which such management fees are based.

         Depreciation and amortization expense decreased $6,792, or approximately 3 percent, to $195,820 for the three months ended September 30, 1995 from $202,612 for the similar 1994 period. Depreciation and amortization expense decreased $47,925, or approximately 8 percent, to $587,015 for the nine months ended September 30, 1995 from $634,940 for the similar 1994 period. These decreases were due to the maturation of the Partnership's intangible asset base.

         Operating income increased $39,887, or approximately 37 percent, to $146,889 for the three months ended September 30, 1995 from $107,002 for the similar 1994 period. Operating income increased $71,159, or approximately 26 percent, to $345,106 for the nine months ended September 30, 1995 from $273,947 for the similar 1994 period. These increases were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $33,095, or approximately 11 percent, to $342,709 for the three months ended September 30, 1995 from $309,614 for the similar 1994 period. Operating income before depreciation and amortization increased $23,234, or approximately 3 percent, to $932,121 for the nine months ended September 30, 1995 from $908,887 for the similar 1994 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $23,010, or approximately 40 percent, to $80,496 for the three months ended September 30, 1995 from $57,486 for the similar 1994 period. Interest expense increased $104,003, or approximately 72 percent, to $247,513 for the nine month period ended September 30, 1995 from $143,510 for the similar 1994 period. These increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Net income increased $7,562, or approximately 13 percent, to $66,644 for the three month period ended September 30, 1995 from $59,082 for the similar 1994 period, due primarily to the increase in operating income exceeding the increase in interest expense. Net income decreased $35,619, or approximately 27 percent, to $98,169 for the nine month period ended September 30, 1995 from $133,788 for the similar 1994 period. This decrease was primarily due to the increase in interest expense exceeding the increase in operating income.

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

                                        JONES CABLE INCOME FUND 1-A, LTD.
                                        BY:   JONES INTERCABLE, INC.
                                        General Partner



                                        By:   /S/ Kevin P. Coyle
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27                  Financial Data Schedule