Form 10-Q
period 1996-03-31
JONES CABLE INCOME FUND 1-A LTD
filed 1996-05-15
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

                        Commission File Number:  0-14689

                       JONES CABLE INCOME FUND 1-A, LTD.
- -------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-1010416
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

              9697 East Mineral Avenue, Englewood, Colorado  80112
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                          March 31,    December 31,
                           ASSETS                                           1996          1995
                           ------                                       ------------  -------------

CASH                                                                    $   125,970    $    28,199

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $5,050 and $5,875 at March 31, 1996
  and December 31, 1995, respectively                                        67,442        128,240

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 10,388,839     10,237,855
  Less - accumulated depreciation                                        (6,171,966)    (5,995,702)
                                                                        -----------    -----------

                                                                          4,216,873      4,242,153
  Franchise costs and other intangible assets, net of
    accumulated amortization of $671,530 at
    March 31, 1996 and $654,163 at
    December 31, 1995, respectively                                         239,470        256,837
                                                                        -----------    -----------

                     Total investment in cable television properties      4,456,343      4,498,990

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              67,178         36,394
                                                                        -----------    -----------

                     Total assets                                       $ 4,716,933    $ 4,691,823
                                                                        ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                      March 31,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)      1996          1995
       -------------------------------------------  ------------  -------------
LIABILITIES:
  Debt                                              $ 4,995,034    $ 4,606,827
  Accounts payable - General Partner                      1,515         45,944
  Trade accounts payable and accrued liabilities        236,860        341,617
  Accrued distribution to limited partners              200,000        200,000
  Subscriber prepayments                                 47,463         46,562
                                                    -----------    -----------

          Total liabilities                           5,480,872      5,240,950
                                                    -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   1,000          1,000
    Accumulated deficit                                  (4,709)        (4,581)
    Distributions                                       (76,249)       (74,229)
                                                    -----------    -----------

                                                        (79,958)       (77,810)
                                                    -----------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      March 31, 1996 and December 31, 1995)           7,288,694      7,288,694
    Accumulated deficit                                (423,675)      (411,011)
    Distributions                                    (7,549,000)    (7,349,000)
                                                    -----------    -----------

                                                       (683,981)      (471,317)
                                                    -----------    -----------

          Total liabilities and partners'
           capital (deficit)                        $ 4,716,933    $ 4,691,823
                                                    ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                             For the Three Months Ended
                                                     March 31,
                                            ----------------------------
                                                1996           1995
                                            -------------  -------------

REVENUES                                      $1,198,372     $1,103,290

COSTS AND EXPENSES:
  Operating expense                              778,951        695,936
  Management fees and allocated overhead
    from General Partner                         141,408        145,452
  Depreciation and amortization                  204,854        195,703
                                              ----------     ----------

OPERATING INCOME                                  73,159         66,199
                                              ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                               (84,999)       (81,517)
  Other, net                                        (952)           196
                                              ----------     ----------

          Total other income (expense)           (85,951)       (81,321)
                                              ----------     ----------

NET LOSS                                      $  (12,792)    $  (15,122)
                                              ==========     ==========

ALLOCATION OF NET LOSS:
  General Partner                             $     (128)    $     (151)
                                              ==========     ==========

  Limited Partners                            $  (12,664)    $  (14,971)
                                              ==========     ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                            $     (.74)    $     (.88)
                                              ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                   17,000         17,000
                                              ==========     ==========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (12,792)     $ (15,122)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                   204,854        195,703
      Decrease in trade receivables                                    60,798          9,738
      Increase in deposits, prepaid expenses
        and deferred charges                                          (44,027)        (5,958)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                       (103,856)       (64,370)
      Increase (decrease) in advances from General Partner            (44,429)       268,686
                                                                    ---------      ---------

          Net cash provided by operating activities                    60,548        388,677
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (150,984)      (106,190)
                                                                    ---------      ---------

          Net cash used in investing activities                      (150,984)      (106,190)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            400,000              -
  Repayment of debt                                                   (11,793)        (9,439)
  Cash flow distributions to limited partners                        (200,000)      (200,000)
  Decrease in accrued distributions to limited partners                     -        (35,000)
                                                                    ---------      ---------

          Net cash provided by (used in) financing activities         188,207       (244,439)
                                                                    ---------      ---------

Increase in cash                                                       97,771         38,048

Cash, beginning of period                                              28,199         78,286
                                                                    ---------      ---------

Cash, end of period                                                 $ 125,970      $ 116,334
                                                                    =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $  99,227      $  80,238
                                                                    =========      =========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon (the "Milwaukie System") and Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 were $59,919 and $55,164, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $81,489 and $90,288, respectively.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

      For the three months ended March 31, 1996, the Partnership generated net cash from operating activities totaling $60,548, which is available to fund distributions, capital expenditures and non-operating costs. During the first three months of 1996, the Partnership expended approximately $151,000 for capital improvements. Approximately 38 percent related to service drops to subscribers' homes, approximately 24 percent of these expenditures related to the upgrade of equipment and approximately 5 percent were for the purchase of converters within the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $507,000. Of these expenditures, approximately 42 percent relates to service drops, approximately 11 percent relates to the construction of new plant, approximately 8 percent relates to the purchase of converters and approximately 8 percent relates to the upgrade of equipment. The remainder of the expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under its credit facility.

      The Partnership is a party to a $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at March 31, 1996 was $4,900,000, leaving $1,600,000 available to fund capital expenditures. Interest on outstanding principal amounts on the new credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.75 percent and 7.13 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution to limited partners during the first quarter of 1996, which was principally from first quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

     The General Partner presently believes that the Partnership has sufficient sources of capital available from cash generated from operations and available borrowings under its credit facility to meet its presently anticipated needs.

REGULATION AND LEGISLATION
- --------------------------

      The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

      Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

      It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

      Revenues of the Partnership increased $95,082, or approximately 9 percent, to $1,198,372 for the three months ended March 31, 1996 from $1,103,290 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 42 percent of the increase in revenues. The number of basic subscribers totaled 13,476 at March 31, 1996 compared to 12,972 at March 31, 1995, an increase of 504, or approximately 4 percent. This increase in the number of basic subscribers accounted for approximately 32 percent of the increase in revenues. Increases in premium service revenue accounted for approximately 16 percent of the increase in revenue. No other individual factor significantly affected the increase in revenues.

      Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

      Operating expenses increased $83,015, or approximately 12 percent, to $778,951 for the three months ended March 31, 1996 from $695,936 for the comparable 1995 period. Operating expense represented 65 percent and 63 percent of the revenues in 1996 and 1995, respectively. The increase in operating expenses was primarily the result of increases in programming costs and marketing related costs. No other individual factor significantly affected the increase in operating expenses.

      Management fees and allocated overhead from the General Partner decreased $4,044, or approximately 3 percent, to $141,408 for the three months ended March 31, 1996 from $145,452 for the comparable 1995 period due to decreases in expenses allocated from the General Partner.

      Depreciation and amortization expense increased $9,151, or approximately 5 percent, to $204,854 for the three months ended March 31, 1996 from $195,703 for the comparable 1995 period. This increase was due to capital additions in 1995.

      Operating income increased $6,960, or approximately 10 percent, to $73,159 for the three months ended March 31, 1996 from $66,199 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense.

      The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $16,111, or approximately 6 percent, to $278,013 for the three months ended March 31, 1996 from $261,902 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses.

      Interest expense increased $3,482, or approximately 4 percent, to $84,999 for the three months ended March 31, 1996 from $81,517 for the comparable 1995 period due to higher outstanding balances on interest bearing obligations.

      Net loss decreased $2,330 to $12,792 for the three months ended March 31, 1996 from $15,122 for the comparable 1995 period due to the factors discussed above.

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

                                       JONES CABLE INCOME FUND 1-A, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                            General Partner



                                       By:  /S/ Kevin P. Coyle
                                          --------------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  May 13, 1996