Form 10-Q
period 1996-06-30
JONES CABLE INCOME FUND 1-A LTD
filed 1996-08-14
CIK 779542

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              -------------    ------------

                       Commission File Number:  0-14689

                       JONES CABLE INCOME FUND 1-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010416
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

              9697 East Mineral Avenue, Englewood, Colorado 80112
             ----------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                       ---------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                           No
    ------                                                           ------

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          June 30,    December 31,
ASSETS                                                                      1996          1995
- ------                                                                  ------------  -------------

CASH                                                                    $    67,347    $    28,199

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $8,466 and $5,875 at June 30, 1996
  and December 31, 1995, respectively                                        92,815        128,240

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 10,556,897     10,237,855
  Less- accumulated depreciation                                         (6,359,346)    (5,995,702)
                                                                        -----------    -----------

                                                                          4,197,551      4,242,153
  Franchise costs and other intangible assets, net of
    accumulated amortization of $688,897 at
    June 30, 1996 and $654,163 at
    December 31, 1995                                                       222,103        256,837
                                                                        -----------    -----------

                     Total investment in cable television properties      4,419,654      4,498,990

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              36,275         36,394
                                                                        -----------    -----------

                     Total assets                                       $ 4,616,091    $ 4,691,823
                                                                        ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                      June 30,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)      1996          1995
       -------------------------------------------  ------------  -------------
LIABILITIES:
  Debt                                              $ 5,182,639    $ 4,606,827
  Accounts payable - General Partner                          -         45,944
  Trade accounts payable and accrued liabilities        114,193        341,617
  Accrued distribution to limited partners              200,000        200,000
  Subscriber prepayments                                 46,331         46,562
                                                    -----------    -----------
          Total liabilities                           5,543,163      5,240,950
                                                    -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                   1,000          1,000
    Accumulated deficit                                  (4,320)        (4,581)
    Distributions                                       (78,269)       (74,229)
                                                    -----------    -----------

                                                        (81,589)       (77,810)
                                                    -----------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      June 30, 1996 and December 31, 1995)            7,288,694      7,288,694
    Accumulated deficit                                (385,177)      (411,011)
    Distributions                                    (7,749,000)    (7,349,000)
                                                    -----------    -----------

                                                       (845,483)      (471,317)
                                                    -----------    -----------

          Total liabilities and partners'
           capital (deficit)                        $ 4,616,091    $ 4,691,823
                                                    ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                            For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                            --------------------------    ------------------------
                                                1996           1995          1996          1995
                                             ----------     ----------    ----------    ----------
REVENUES                                     $1,240,486     $1,146,939    $2,438,858    $2,250,229

COSTS AND EXPENSES:
  Operating expense                             756,537        703,930     1,535,488     1,377,937
  Management fees and
    allocated overhead from
    General Partner                             151,929        137,428       293,337       282,880
  Depreciation and
    amortization                                205,197        195,492       410,051       391,195
                                             ----------     ----------    ----------    ----------
OPERATING INCOME                                126,823        110,089       199,982       198,217
                                             ----------     ----------    ----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense                              (86,955)       (85,500)     (171,954)     (167,017)
  Other, net                                       (981)           129        (1,933)          325
                                             ----------     ----------    ----------    ----------
       Total other income (expense), net        (87,936)       (85,371)     (173,887)     (166,692)
                                             ----------     ----------    ----------    ----------

NET INCOME                                   $   38,887     $   24,718    $   26,095    $   31,525
                                             ==========     ==========    ==========    ==========

ALLOCATION OF NET INCOME:
    General Partner                          $      389     $      247    $      261    $      315
                                             ==========     ==========    ==========    ==========

    Limited Partners                         $   38,498     $   24,471    $   25,834    $   31,210
                                             ==========     ==========    ==========    ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $     2.26     $     1.44    $     1.52    $     1.84
                                             ==========     ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              17,000         17,000        17,000        17,000
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                 For the Six Months Ended
                                                                        June 30,
                                                                 ------------------------
                                                                    1996        1995
                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  26,095   $  31,525
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                410,051     391,195
      Decrease in trade receivables                                 35,425      17,390
      Increase in deposits, prepaid expenses and
        deferred charges                                           (15,594)     (9,158)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                    (227,655)    (39,753)
      Increase (decrease) in advances from General Partner         (45,944)    292,804
                                                                 ---------   ---------

          Net cash provided by operating activities                182,378     684,003
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (319,042)   (323,742)
                                                                 ---------   ---------

          Net cash used in investing activities                   (319,042)   (323,742)
                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         600,000      18,435
  Repayment of debt                                                (24,188)    (19,984)
  Cash flow distributions to limited partners                     (400,000)   (400,000)
  Decrease in accrued distributions to limited partners                  -     (35,000)
                                                                 ---------   ---------

          Net cash provided by (used in) financing activities      175,812    (436,549)
                                                                 ---------   ---------

Increase (decrease) in cash                                         39,148     (76,288)

Cash, beginning of period                                           28,199      78,286
                                                                 ---------   ---------

Cash, end of period                                              $  67,347   $   1,998
                                                                 =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 176,901   $ 166,785
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon (the "Milwaukie System") and Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 were $62,024 and $121,943, respectively, compared to $57,348 and $112,512, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 were $89,905 and $171,394, respectively, compared to $80,080 and $170,368, respectively, for the similar 1995 periods.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. No specific dates or terms have yet been set for the sale of the Partnership's systems.

      For the six months ended June 30, 1996, the Partnership generated operating income before depreciation and amortization totaling $610,033, which is available to fund distributions, capital expenditures and non-operating costs. During the first six months of 1996, the Partnership expended approximately $340,000 for capital improvements. Approximately 44 percent related to service drops to subscribers' homes and approximately 23 percent of these expenditures related to the upgrade of equipment within the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $319,000. Of these expenditures, approximately 37 percent relates to service drops, approximately 11 percent relates to the upgrade of equipment and approximately 10 percent relates to the purchase of converters. The remainder of the expenditures are for the various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under its credit facility.

     The Partnership is a party to a $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at June 30, 1996 was $5,100,000, leaving $1,400,000 available to fund capital expenditures. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.83 percent and 7.0 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution to limited partners during the second quarter of 1996, which was principally from second quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

     The General Partner presently believes that the Partnership has sufficient sources of capital available from cash generated from operations and available borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $93,547, or approximately 8 percent, to $1,240,486 for the three months ended June 30, 1996 from $1,146,939 for the similar period in 1995. For the six month periods ended June 30, 1996 and 1995, revenues increased $188,629, or approximately 8 percent, to $2,438,858 at June 30, 1996 from $2,250,229 for the similar period in 1995. These increases in revenues were primarily due to increases in the number of basic subscribers and basic rate adjustments. Basic subscribers increased approximately 5 percent to 13,718 basic subscribers at June 30, 1996 from 13,043 for the similar period in 1995. This increase in basic subscribers accounted for approximately 51 percent and 41 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. Basic rate adjustments accounted for approximately 47 percent and 45 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. No other individual factor significantly affected the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $52,607, or approximately 7 percent, to $756,537 for the three month period ended June 30, 1996 from $703,930 for the similar 1995 period. Operating expenses increased $157,551, or approximately 11 percent, to $1,535,488 for the six month period ended June 30, 1996 from $1,377,937 for the similar 1995 period. These increases were primarily due to increases in programming costs. Operating expense represented 61 percent of revenue for both the three month periods ended June 30, 1996 and 1995, respectively, and represented 63 percent and 61 percent for the six month periods ended June 30, 1996 and 1995, respectively. No other individual factor contributed significantly to the increases in operating expenses.

        Management fees and allocated overhead from the General Partner increased $14,501, or approximately 11 percent, to $151,929 for the three month period ended June 30, 1996 from $137,428 for the similar 1995 period.
Management fees and allocated overhead from the General Partner increased $10,457, or approximately 4 percent, to $293,337 for the six months ended June 30, 1996 from $282,880 for the similar 1995 period. These increases were due to an increase in revenues upon which such fees are based.

     Depreciation and amortization expense increased $9,705, or approximately 5 percent, to $205,197 for the three months ended June 30, 1996 from $195,492 for the similar 1995 period. Depreciation and amortization expense increased $18,856, or approximately 5 percent, to $410,051 for the six months ended June 30, 1996 from $391,195 for the similar 1995 period. These increases were due to capital additions in 1996.

     Operating income increased $16,734, or approximately 15 percent, to $126,823 for the three months ended June 30, 1996 from $110,089 for the similar 1995 period. Operating income increased $1,765, or less than 1 percent, to $199,982 for the six months ended June 30, 1996 from $198,217 for the similar 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the general partner and depreciation and amortization.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $26,439, or approximately 9 percent, to $332,020 for the three months ended June 30, 1996 from $305,581 for the similar 1995 period. Operating income before depreciation and amortization increased $20,621, or approximately 4 percent, to $610,033 for the six months ended June 30, 1996 from $589,412 for the similar 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the general partner.

     Interest expense increased $1,455, or approximately 2 percent, to $86,955 for the three months ended June 30, 1996 from $85,500 for the similar 1995 period. Interest expense increased $4,937, or approximately 3 percent, to $171,954 for the six month period ended June 30, 1996 from $167,017 for the similar 1995 period. These increases were due to higher outstanding balances on interest bearing obligations.

     Net income increased $14,169, or approximately 57 percent to $38,887 for the three months ended June 30, 1996 from $24,718 for the similar 1995 period. Net income decreased $5,430, or approximately 17 percent, to $26,095 for the six month period ended June 30, 1996 from $31,525 for the similar 1995 period. These changes were due to the factors discussed above.

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

                                      JONES CABLE INCOME FUND 1-A, LTD.
                                      BY: JONES INTERCABLE, INC.
                                          General Partner



                                      By: /S/ Kevin P. Coyle
                                          -----------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)

Dated:  August 14, 1996