Form 10-Q
period 1996-09-30
JONES CABLE INCOME FUND 1-A LTD
filed 1996-11-14
CIK 779542

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________to____________________

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

Yes   X                                                                  No ____
    -----

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                    September 30,   December 31,
                    ASSETS                                                               1996           1995

CASH                                                                                 $    82,329     $    28,199

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $10,958 and $5,875 at September 30, 1996
  and December 31, 1995, respectively                                                     91,171         128,240

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                              10,725,430      10,237,855
  Less- accumulated depreciation                                                      (6,533,932)     (5,995,702)
                                                                                      ----------      ----------

                                                                                       4,191,498       4,242,153
  Franchise costs and other intangible assets, net of
    accumulated amortization of $706,264 and $654,163 at
    September 30, 1996 and December 31, 1995, respectively                               204,736         256,837
                                                                                      ----------      ----------

                     Total investment in cable television properties                   4,396,234       4,498,990

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                           33,742          36,394
                                                                                      ----------      ----------

                     Total assets                                                    $ 4,603,476     $ 4,691,823
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                             September 30,   December 31,
          LIABILITIES AND PARTNERS' DEFICIT                       1996           1995
          ---------------------------------                  -------------   ------------
LIABILITIES:
  Debt                                                         $ 5,209,587    $ 4,606,827
  Accounts payable - General Partner                                     -         39,725
  Trade accounts payable and accrued liabilities                   215,797        347,836
  Accrued distribution to limited partners                         200,000        200,000
  Subscriber prepayments                                            45,493         46,562
                                                               -----------    -----------

          Total liabilities                                      5,670,877      5,240,950
                                                               -----------    -----------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                             (3,703)        (4,581)
    Distributions                                                  (80,289)       (74,229)
                                                               -----------    -----------

                                                                   (82,992)       (77,810)
                                                               -----------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      September 30, 1996 and December 31, 1995)                  7,288,694      7,288,694
    Accumulated deficit                                           (324,103)      (411,011)
    Distributions                                               (7,949,000)    (7,349,000)
                                                               -----------    -----------

                                                                  (984,409)      (471,317)
                                                               -----------    -----------

          Total liabilities and partners' deficit              $ 4,603,476    $ 4,691,823
                                                               ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                              For the Three Months Ended       For the Nine Months Ended
                                                    September 30,                    September 30,
                                           -----------------------------      ---------------------------
                                                1996           1995               1996          1995
                                           ------------    -------------      -----------   -------------
REVENUES                                     $1,257,694     $1,159,976         $3,696,552    $3,410,205

COSTS AND EXPENSES:
  Operating expenses                            760,813        675,964          2,296,301     2,053,901
  Management fees and
    allocated overhead from
    General Partner                             141,858        141,303            435,195       424,183
  Depreciation and
    amortization                                202,994        195,820            613,045       587,015
                                             ----------     ----------         ----------    ----------

OPERATING INCOME                                152,029        146,889            352,011       345,106
                                             ----------     ----------         ----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense                              (88,892)       (80,496)          (260,846)     (247,513)
  Other, net                                     (1,446)           251             (3,379)          576
                                             ----------     ----------         ----------    ----------

      Total other income (expense), net         (90,338)       (80,245)          (264,225)     (246,937)
                                             ----------     ----------         ----------    ----------

NET INCOME                                   $   61,691     $   66,644         $   87,786    $   98,169
                                             ==========     ==========         ==========    ==========

ALLOCATION OF NET INCOME:
    General Partner                          $      617     $      667         $      878    $      982
                                             ==========     ==========         ==========    ==========

    Limited Partners                         $   61,074     $   65,977         $   86,908    $   97,187
                                             ==========     ==========         ==========    ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $     3.59     $     3.88         $     5.11    $     5.72
                                             ==========     ==========         ==========    ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              17,000         17,000             17,000        17,000
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                           For the Nine Months Ended
                                                                 September 30,
                                                         -----------------------------

                                                               1996          1995
                                                             ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  87,786    $   98,169
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                             613,045       587,015
      Decrease in trade receivables                              37,069         1,239
      Increase in deposits, prepaid expenses and
        deferred charges                                        (26,122)      (29,018)
      Decrease in trade accounts payable and
        accrued liabilities and subscriber prepayments         (133,108)      (38,288)
      Decrease in advances from General Partner                 (39,725)     (483,487)
                                                              ---------    ----------

          Net cash provided by operating activities             538,945       135,630
                                                              ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (487,575)     (455,733)
                                                              ---------    ----------

          Net cash used in investing activities                (487,575)     (455,733)
                                                              ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      640,941     1,018,435
  Repayment of debt                                             (38,181)      (29,886)
  Cash flow distributions to limited partners                  (600,000)     (600,000)
  Decrease in accrued distributions to limited partners               -       (35,000)
                                                              ---------    ----------

          Net cash provided by financing activities               2,760       353,549
                                                              ---------    ----------

Increase in cash                                                 54,130        33,446

Cash, beginning of period                                        28,199        78,286
                                                              ---------    ----------

Cash, end of period                                           $  82,329    $  111,732
                                                              =========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $ 262,051    $  236,427
                                                              =========    ==========


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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Milwaukie, Oregon (the "Milwaukie System") and Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1996 were $62,885 and $184,828, respectively, compared to $57,999 and $170,510, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $78,973 and $250,367, respectively, compared to $83,304 and $253,673, respectively, for the similar 1995 periods.

(3) On November 8, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Milwaukie System by the Partnership to an unaffiliated party for a sales price of $8,200,000, subject to normal closing adjustments. A condition to the closing of this transaction is that the sale of the Milwaukie System occur on or prior to March 12, 1997. Closing of the sale is subject to several closing conditions, including the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Milwaukie System does not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale.

     Upon the consummation of the proposed sale of the Milwaukie System, the Partnership intends to repay at least $2,550,000 of the amount outstanding under the Partnership's credit facility and to distribute the remainder of the sale proceeds to the Partnership's limited partners. Because the distributions to be made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution on the sale of the Milwaukie System. A subsidiary of the General Partner, The Jones Group, Ltd., will receive a brokerage fee of
2.5 percent of the sales price for acting as a broker in this transaction. The asset purchase agreement requires that the General Partner guarantee the Partnership's performance under the asset purchase agreement.

     Following the sale of the Milwaukie System, the Parnership will continue to own and operate the Owantonna/Glencoe System.

(4) Certain prior year amounts were reclassified to conform to the 1996 presentation.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership has entered into an asset purchase agreement to sell its Milwaukie System. No specific dates or terms have yet been set for the sale of the Partnership's Owatonna/Glencoe System.

      On November 8, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Milwaukie System by the Partnership to an unaffiliated party for a sales price of $8,200,000, subject to normal closing adjustments. A condition to the closing of this transaction is that the sale of the Milwaukie System occur on or prior to March 12, 1997. Closing of the sale is subject to several closing conditions, including the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Milwaukie System does not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale.

     Upon the consummation of the proposed sale of the Milwaukie System, the Partnership intends to repay at least $2,550,000 of the amount outstanding under the Partnership's credit facility and to distribute the remainder of the sale proceeds to the Partnership's limited partners. Because the distributions to be made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution on the sale of the Milwaukie System. A subsidiary of the General Partner, The Jones Group, Ltd., will receive a brokerage fee of
2.5 percent of the sales price for acting as a broker in this transaction. The asset purchase agreement requires that the General Partner guarantee the Partnership's performance under the asset purchase agreement.

     Following the sale of the Milwaukie System, the Parnership will continue to own and operate the Owantonna/Glencoe System.

     For the nine months ended September 30, 1996, the Partnership generated operating income before depreciation and amortization totaling $965,056, which is available to fund distributions, capital expenditures and non-operating costs. During the first nine months of 1996, the Partnership expended approximately $488,000 for capital improvements. Approximately 42 percent of these expenditures related to service drops to subscribers' homes and approximately 20 percent related to the upgrade of equipment within the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $180,000. Of these expenditures, approximately 32 percent relates to service drops. Approximately 21 percent relates to the upgrade of equipment and approximately 16 percent relates to the purchase of converters. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under its credit facility.

     The Partnership is a party to a $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at September 30, 1996 was $5,100,000, leaving $1,400,000 available to fund capital expenditures. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.84 percent and 7.17 percent, respectively.

     A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to the limited partners. The Partnership declared a $200,000 distribution to limited partners during the third quarter of 1996, which was principally from third quarter operating cash flow of the Partnership. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding the level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

     The General Partner presently believes that the Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and available borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $97,718, or approximately 8 percent, to $1,257,694 for the three months ended September 30, 1996 from $1,159,976 for the similar period in 1995. For the nine month periods ended

September 30, 1996 and 1995, revenues increased $286,347, or approximately 8 percent, to $3,696,552 at September 30, 1996 from $3,410,205 for the similar period in 1995. These increases in revenues were primarily due to basic rate increases and increases in the number of basic subscribers. Basic rate increases accounted for approximately 41 percent and 43 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased approximately 4 percent to 13,728 basic subscribers at September 30, 1996 from 13,184 for the similar period in 1995. This increase in basic subscribers accounted for approximately 40 percent and 41 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. No other individual factor significantly affected the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $84,849, or approximately 13 percent, to $760,813 for the three month period ended September 30, 1996 from $675,964 for the similar 1995 period. This increase was primarily due to increases in programming costs. Operating expenses increased $242,400, or approximately 12 percent, to $2,296,301 for the nine month period ended September 30, 1996 from $2,053,901 for the similar 1995 period. This increase was primarily due to increases in programming costs and personnel costs. Operating expenses represented approximately 60 percent and 58 percent of revenues for the three month periods ended September 30, 1996 and 1995, respectively, and represented approximately 62 percent and 60 percent of revenues for the nine month periods ended September 30, 1996 and 1995, respectively. No other individual factor contributed significantly to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $555, or less than 1 percent, to $141,858 for the three month period ended September 30, 1996 from $141,303 for the similar 1995 period. Management fees and allocated overhead from the General Partner increased $11,012, or approximately 3 percent, to $435,195 for the nine months ended September 30, 1996 from $424,183 for the similar 1995 period. These increases were due to an increase in management fees due to an increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $7,174, or approximately 4 percent, to $202,994 for the three months ended September 30, 1996 from $195,820 for the similar 1995 period. Depreciation and amortization expense increased $26,030, or approximately 4 percent, to $613,045 for the nine months ended September 30, 1996 from $587,015 for the similar 1995 period. These increases were due to capital additions in 1996.

     Operating income increased $5,140, or approximately 4 percent, to $152,029 for the three months ended September 30, 1996 from $146,889 for the similar 1995 period. Operating income increased $6,905, or approximately 2 percent, to $352,011 for the nine months ended September 30, 1996 from $345,106 for the similar 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $12,314, or approximately 4 percent, to $355,023 for the three months ended September 30, 1996 from $342,709 for the similar 1995 period. Operating income before depreciation and amortization increased $32,935, or approximately 4 percent, to $965,056 for the nine months ended September 30, 1996 from $932,121 for the similar 1995 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $8,396, or approximately 10 percent, to $88,892 for the three months ended September 30, 1996 from $80,496 for the similar 1995 period. Interest expense increased $13,333, or approximately 5 percent, to $260,846 for the nine month period ended September 30, 1996 from $247,513 for the similar 1995 period. These increases were due to higher outstanding balances on interest bearing obligations.

     Net income decreased $4,953, or approximately 7 percent, to $61,691 for the three months ended September 30, 1996 from $66,644 for the similar 1995 period. Net income decreased $10,383, or approximately 11 percent, to $87,786 for the nine month period ended September 30, 1996 from $98,169 for the similar 1995 period. These decreases were due to the factors discussed above.

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

Dated:  November 13, 1996