Form 10-K
period 1996-12-31
JONES CABLE INCOME FUND 1-A LTD
filed 1997-03-31
CIK 779542

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________ to _________.

Commission file number:    0-14689

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

        Colorado                                            84-1010416
        --------                                            ----------
  (State of Organization)                      (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                (303) 792-3111
---------------------------------------------                --------------
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

     Yes    [X]                                                 No    [_]
             -

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [X]
                                         -



                  DOCUMENTS INCORPORATED BY REFERENCE:  None



(28549)

     Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------


     THE PARTNERSHIP. Jones Cable Income Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-B, Ltd. and Jones Cable Income Fund 1-C, Ltd. are the other partnerships that were formed pursuant to the Program. The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership currently owns the cable television system serving the communities Owatonna and Glencoe, Minnesota (the "System"). Prior to March 10, 1997, the Partnership owned the cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System").

     A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to its partners. During 1996, the Partnership declared such distributions totaling $808,080, which equates to $941 per $10,000 invested in the Partnership. The distributions, which were principally from operating cash flow, were paid to limited partners during 1996, except the fourth quarter distribution of $200,000, which was paid on February 15, 1997. The Partnership expects to continue quarterly distributions from operating cash flow but anticipates that the amount of distributions will be less due to the sale by the Partnership of its Milwaukie System. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DISPOSITION OF CABLE TELEVISION SYSTEM. On March 11, 1997, the Partnership sold the Milwaukie System to an unaffiliated party for a sales price of $8,200,000, subject to normal closing adjustments. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve this sale. The Partnership repaid $2,550,000 of the amount outstanding under the Partnership's credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction and will distribute the remainder of the net proceeds to the Partnership's limited partners. Because the distributions to be made as a result of the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the 10 percent Liquidation Preference (as defined in the limited partnership agreement), the General Partner will not receive any general partner distribution on the sale of the Milwaukie System.

     CABLE TELEVISION SERVICES. The System offers to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

     The System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The System also offers a package that includes the basic service channels and the tier services.

     The System also offers premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

     The System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

     REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the System. At December 31, 1996, the System's monthly basic service rates ranged from $9.10 to $10.16, monthly basic and tier ("basic plus") service rates ranged from $21.85 to $21.91 and monthly premium services ranged from $2.00 to $10.95 per premium service. In addition, the Partnership earns revenues from the System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $40.05; however, from time to time the System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1996, of the total fees received by the System, basic service and tier service fees accounted for approximately 68% of total revenues, premium service fees accounted for approximately 11% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the System.

     FRANCHISES. The System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

     The Partnership holds four franchises for the System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The Partnership has never had a franchise revoked. The Company is currently negotiating the renewal of two franchises that expire prior to December 31, 1997. The General Partner has no reason to believe that such franchise will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

     COMPETITION. Cable television systems currently experience competition from several sources.

     Broadcast Television.  Cable television systems have traditionally competed
     ---------------------
with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

     Traditional Overbuild.  Cable television franchises are not exclusive, so
     ---------------------
that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

     DBS.  High-powered direct-to-home satellites have made possible the wide-
     ---
scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

     Telephone.  Federal cross-ownership restrictions historically limited entry
     ---------
by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the

General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

     Private Cable.  Additional competition is provided by private cable
     -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

     MMDS.  Cable television systems also compete with wireless program
     ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

     Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

     The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

     Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
     ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

     Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.
The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

     Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
     ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

     There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation.  Cable television systems generally are
     --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

     GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the System is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

     The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

     Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

                              ITEM 2.  PROPERTIES
                              -------------------

     The Partnership acquired the Owatonna/Glencoe System in July 1986. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Owatonna/Glencoe System operated cable plant passing approximately 11,300 homes, with an approximate 73% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                      At December 31,
                                   ----------------------
OWATONNA/GLENCOE SYSTEM             1996    1995    1994
-----------------------             ----    ----    ----
Monthly basic plus service rate    $21.91  $20.91  $20.41
Basic subscribers                   8,301   7,938   7,711
Pay units                           4,503   4,150   3,895

                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

     None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 14, 1997, the number of equity security holders in the Partnership was 984.

Item 6.  Selected Financial Data
--------------------------------

                                                                  For the Year Ended December 31,
                                                  -----------------------------------------------------------------
                                                      1996         1995         1994         1993          1992
                                                  ------------  -----------  -----------  -----------  ------------

Revenues                                          $ 4,971,826   $4,589,457   $4,294,257   $4,111,369    $3,855,621
Depreciation and Amortization                         835,374      787,556      882,035      832,444       726,340
Operating Income                                      496,883      461,529      299,402      333,627       420,856
Net Income (Loss)                                     109,405      131,482       93,845      195,588       290,566
Net Income (Loss) per Limited Partnership Unit           6.37         7.66         5.47        11.39         16.92
Distributions per  Limited Partnership Unit             47.06        47.06        57.65        60.59         57.65
Weighted Average Number of
  Limited Partnership Units Outstanding                17,000       17,000       17,000       17,000        17,000
General Partner's Deficit                             (84,796)     (77,810)     (71,045)     (62,083)      (53,637)
Limited Partners' Capital (Deficit)                (1,163,006)    (471,317)     198,516    1,085,609     1,921,977
Total Assets                                        4,610,684    4,691,823    4,755,245    4,903,310     5,113,305
Debt                                                5,296,610    4,606,827    3,584,706    3,310,501     2,683,562
General Partner Advances                                    -       39,725      483,487       20,529        19,356

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------

     The following discussion of Jones Cable Income Fund 1-A, Ltd.'s (the "Partnership") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership has sold its cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System"). No specific dates or terms have yet been set for the sale of the Partnership's Owatonna and Glencoe, Minnesota cable television system (the "Owatonna/Glencoe System").

     On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000, subject to normal working capital closing adjustments. The Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and will distribute the remainder of the net sales proceeds to the Partnership's limited partners. Because the distributions to be made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner will not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale. The Partnership will continue to own and operate its Owatonna/Glencoe System.

     For the year ended December 31, 1996, the Partnership generated net cash from operating activities totaling $801,933, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $677,000 on capital improvements during 1996. Of these expenditures, approximately 34 percent related to service drops to subscribers' homes, approximately 16 percent was for the purchase of vehicles and approximately 15 percent related to the purchase of converters. The remainder of the expenditures related to various enhancements in each of the Partnership's systems. Funding for these expenditures was provided primarily by borrowings under the Partnership's credit facility. Anticipated capital expenditures in the Partnership's Owatonna/Glencoe System for 1997 total approximately $358,000. Of this total approximately 41 percent is for construction of service drops to subscribers' homes, approximately 14 percent is for the purchase of premium service converters and approximately 10 percent is for headend equipment. The remainder of the expenditures are for various enhancements in the Partnership's Owatonna/Glencoe System. These capital expenditures are necessary to maintain the value of the Partnership's Owatonna/Glencoe System. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under the Partnership's revolving credit facility.

     The Partnership is a party to a $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003.
The balance outstanding on the Partnership's credit facility at December 31, 1996 was $5,200,000, leaving $1,300,000 available to fund capital expenditures. As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its credit facility. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.81 percent and
7.24 percent, respectively.

      The General Partner believes that cash flow from operations and available borrowings under the Partnership's credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership's Owatonna/Glencoe System in 1997.

     A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to its partners. During 1996, the Partnership declared such distributions totaling $808,080, which equates to $941 per $10,000 invested in the Partnership. The distributions, which were principally from operating cash flow, were paid to limited partners during 1996, except the fourth quarter distribution of $200,000, which was paid on February 15, 1997. The Partnership expects to continue quarterly distributions from operating cash flow but anticipates that the amount of distributions will be less due to the sale by the Partnership of its Milwaukie System. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995-

     Revenues of the Partnership increased $382,369, or approximately 8 percent, to $4,971,826 in 1996 compared to $4,589,457 for the comparable 1995 period.
The increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 43 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 39 percent of the increase in revenues for the year ended December 31, 1996. The number of basic subscribers increased by 575, or approximately 4 percent, to 13,898 subscribers at year end December 31, 1996 from 13,323 subscribers at year end December 31, 1995. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $279,778, or approximately 10 percent, to $3,042,526 in 1996 from $2,762,748 in 1995. Operating expenses represented 61 percent and 60 percent of the revenues in 1996 and 1995, respectively. The increase in operating expenses was primarily due to increases in programming costs. No other individual factor significantly affected the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. increased $19,419, or approximately 3 percent, to $597,043 in 1996 from $577,624 in 1995. This increase was primarily a result of the increase in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization increased $47,818, or approximately 6 percent, to $835,374 in 1996 from $787,556 in 1995. This increase in depreciation and amortization expense was attributable to capital additions in 1996.

     Operating income increased $35,354, or approximately 8 percent, to $496,883 in 1996 from $461,529 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $83,172, or approximately 7 percent, to $1,332,257 in 1996 from $1,249,085 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $21,505, or approximately 6 percent, to $356,864 in 1996 from $335,359 in 1995 due to higher outstanding balances on interest bearing obligations.

     Net income decreased $22,077, or approximately 17 percent, to $109,405 in 1996 from $131,482 in 1995 due to the factors discussed above.

1995 compared to 1994-

     Revenues of the Partnership increased $295,200, or approximately 7 percent, to $4,589,457 in 1995 from $4,294,257 in 1994. The increase in revenues was primarily the result of increases in the number of basic subscribers and premium subscriptions. Since December 31, 1994, the Partnership's cable systems added 401 basic subscribers, increasing to 13,323 basic subscribers at December 31, 1995 from 12,922 basic subscribers at December 31, 1994. The number of premium subscriptions totaled 7,807 at December 31, 1995 compared to 6,986 at December 31, 1994, an increase of 821, or approximately 11 percent. Increases in advertising revenues accounted for approximately 10 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

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

     Operating income increased $162,127, or approximately 54 percent, to $461,529 in 1995 from $299,402 in 1994. This increase was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

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

Item 8.  Financial Statements
-----------------------------


                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                  Page
                                                  ----

Report of Independent Public Accountants           16

Balance Sheets                                     17

Statements of Operations                           19

Statements of Partners' Capital (Deficit)          20

Statements of Cash Flows                           21

Notes to Financial Statements                      22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Cable Income Fund 1-A, Ltd.:

        We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-A, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
March 12, 1997.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                               December 31,
                                                                        --------------------------
                      ASSETS                                                1996          1995
                     ------                                             -----------   -----------
CASH                                                                    $    42,929   $    28,199

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $11,125 and $5,875 at December 31, 1996
  and 1995, respectively                                                    119,661       128,240

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  9,022,869    10,237,855
  Less- accumulated depreciation                                         (4,794,646)   (5,995,702)
                                                                        -----------   -----------

                                                                          4,228,223     4,242,153
  Franchise costs and other intangible assets, net of
    accumulated amortization of $723,631 and $654,163 at
    December 31, 1996 and 1995, respectively                                187,369       256,837
                                                                        -----------   -----------

                     Total investment in cable television properties      4,415,592     4,498,990

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              32,502        36,394
                                                                        -----------   -----------

                     Total assets                                       $ 4,610,684   $ 4,691,823
                                                                        ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                      December 31,
                                                                 -------------------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)               1996          1995
         -------------------------------------------             -----------   -----------
LIABILITIES:
  Debt                                                           $ 5,296,610   $ 4,606,827
  General Partner advances                                                 -        39,725
  Trade accounts payable and accrued liabilities                     320,020       347,836
  Accrued distribution to limited partners                           200,000       200,000
  Subscriber prepayments                                              41,856        46,562
                                                                 -----------   -----------
-
          Total liabilities                                        5,858,486     5,240,950
                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                1,000         1,000
    Accumulated deficit                                               (3,487)       (4,581)
    Distributions                                                    (82,309)      (74,229)
                                                                 -----------   -----------

                                                                     (84,796)      (77,810)
                                                                 -----------   -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      December 31, 1996 and 1995)                                  7,288,694     7,288,694
    Accumulated deficit                                             (302,700)     (411,011)
    Distributions                                                 (8,149,000)   (7,349,000)
                                                                 -----------   -----------

                                                                  (1,163,006)     (471,317)
                                                                 -----------   -----------

          Total liabilities and partners' deficit                $ 4,610,684   $ 4,691,823
                                                                 ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                           Year Ended December 31,
                                                     ------------------------------------
                                                        1996         1995         1994
                                                     ----------   ----------   ----------
REVENUES                                             $4,971,826   $4,589,457   $4,294,257

COSTS AND EXPENSES:
  Operating expenses                                  3,042,526    2,762,748    2,544,409
  Management fees and allocated overhead
    from General Partner                                597,043      577,624      568,411
  Depreciation and amortization                         835,374      787,556      882,035
                                                     ----------   ----------   ----------

OPERATING INCOME                                        496,883      461,529      299,402
                                                     ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (356,864)    (335,359)    (214,033)
  Other, net                                            (30,614)       5,312        8,476
                                                     ----------   ----------   ----------

             Total other income (expense)              (387,478)    (330,047)    (205,557)
                                                     ----------   ----------   ----------

NET INCOME                                           $  109,405   $  131,482   $   93,845
                                                     ==========   ==========   ==========


ALLOCATION OF NET INCOME:
  General Partner                                    $    1,094   $    1,315   $      938
                                                     ==========   ==========   ==========

  Limited Partners                                   $  108,311   $  130,167   $   92,907
                                                     ==========   ==========   ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                   $     6.37   $     7.66   $     5.47
                                                     ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                          17,000       17,000       17,000
                                                     ==========   ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                      Year Ended December 31,
                                ------------------------------------
                                    1996        1995         1994
                                -----------   ---------   ----------
GENERAL PARTNER:
  Balance, beginning of year    $   (77,810)  $ (71,045)  $  (62,083)
  Distributions                      (8,080)     (8,080)      (9,900)
  Net income for year                 1,094       1,315          938
                                -----------   ---------   ----------

  Balance, end of year          $   (84,796)  $ (77,810)  $  (71,045)
                                ===========   =========   ==========


LIMITED PARTNERS:
  Balance, beginning of year    $  (471,317)  $ 198,516   $1,085,609
  Distributions                    (800,000)   (800,000)    (980,000)
  Net income for year               108,311     130,167       92,907
                                -----------   ---------   ----------

  Balance, end of year          $(1,163,006)  $(471,317)  $  198,516
                                ===========   =========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                        Year Ended December  31,
                                                                  ------------------------------------
                                                                     1996         1995         1994
                                                                  ---------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 109,405   $  131,482   $   93,845
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 835,374      787,556      882,035
      Decrease (increase) in trade receivables                        8,579      (57,967)     (12,528)
      Increase in deposits, prepaid expenses and
        deferred charges                                            (79,178)     (47,660)     (40,149)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments              (32,522)      69,817       10,827
      Increase (decrease) in advances from
        General Partner                                             (39,725)    (443,762)     462,958
                                                                  ---------   ----------   ----------

                     Net cash provided by operating activities      801,933      439,466    1,396,988
                                                                  ---------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (676,986)    (676,674)    (659,229)
                                                                  ---------   ----------   ----------

                     Net cash used in investing activities         (676,986)    (676,674)    (659,229)
                                                                  ---------   ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          740,941    1,063,834      309,987
  Repayment of debt                                                 (51,158)     (41,713)     (35,782)
  Cash flow distributions to limited partners                      (800,000)    (800,000)    (980,000)
  Decrease in accrued distributions to
    limited partners                                                      -      (35,000)     (15,000)
                                                                  ---------   ----------   ----------

                     Net cash provided by (used in)
                       financing activities                        (110,217)     187,121     (720,795)
                                                                  ---------   ----------   ----------

Increase (decrease) in cash                                          14,730      (50,087)      16,964

Cash, beginning of year                                              28,199       78,286       61,322
                                                                  ---------   ----------   ----------

Cash, end of year                                                 $  42,929   $   28,199   $   78,286
                                                                  =========   ==========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 356,864   $  301,059   $  216,327
                                                                  =========   ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Sale of Cable Television System
     -------------------------------

     On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000, subject to normal working capital closing adjustments. The Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and will distribute the remainder of the net sales proceeds to the Partnership's limited partners. Because the distributions to be made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner will not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale. The Partnership will continue to own and operate its Owatonna/Glencoe System.

        The pro forma effect of the sale of the Milwaukie System on the results of the Partnership's operations for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                         For the Year Ended December 31, 1996
                                         ------------------------------------
                                                       Pro Forma
                                         As Reported  Adjustments   Pro Forma
                                         -----------  ------------  ----------
Revenues                                  $4,971,826  $(2,006,174)  $2,965,652
                                          ==========  ===========   ==========

Operating Income                          $  496,883  $  (202,208)  $  294,675
                                          ==========  ===========   ==========

Net Income                                $  109,405  $   (17,665)  $   91,740
                                          ==========  ===========   ==========

                                          For the Year Ended December 31, 1995
                                          ------------------------------------

                                                      Pro Forma
                                         As Reported  Adjustments   Pro Forma
                                         -----------  -----------   ----------

Revenues                                  $4,589,457  $(1,815,093)  $2,774,364
                                          ==========  ===========   ==========

Operating Income                          $  461,529  $  (229,920)  $  231,609
                                          ==========  ===========   ==========

Net Income                                $  131,482  $   (42,597)  $   88,885
                                          ==========  ===========   ==========

     Contributed Capital
     -------------------

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



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Purchase Price Allocation
     -------------------------

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

     Property, Plant and Equipment
     -----------------------------

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

        Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises and cost in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

           Franchise costs                                       1  -  2  years
           Cost in excess of interests in net assets purchased        30  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1996, 1995 and 1994 were $248,591, $229,473 and $214,713, respectively.

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

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $348,452, $348,151 and $353,698, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $8,547, $7,517 and $7,598 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $24,134, $14,558 and $8,496 in 1996, 1995 and 1994, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $10,356 in 1996.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $12,306, $8,015 and $2,403 in 1996, 1995 and 1994, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

     One of the primary objectives of the Partnership is to provide quarterly cash distributions to its partners. Such cash returns are generated primarily from the net proceeds of payments by cable television subscribers for the cable television services provided by the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership declared cash distributions totaling $808,080, $808,080 and $989,900, respectively. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. As of December 31, 1996, $82,309 had been deferred. All declared limited partner distributions had been paid as of December 31, 1996, except for $200,000 which was paid on February 15, 1997. The Partnership expects to continue quarterly distributions from operating cash flow but anticipates that the amount of distributions will be less due to the sale by the Partnership of its Milwaukie System. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions.

(5)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:


                                                        December 31,
                                                 ---------------------------
                                                     1996          1995
                                                 ------------  -------------
          Cable distribution systems             $ 7,771,101    $ 8,697,212
          Equipment and tools                        457,819        589,739
          Office furniture and equipment             306,160        366,391
          Buildings                                  114,920        110,963
          Vehicles                                   222,869        323,550
          Land                                       150,000        150,000
                                                 -----------    -----------
                                                   9,022,869     10,237,855
               Less- accumulated depreciation     (4,794,646)    (5,995,702)
                                                 -----------    -----------
                                                 $ 4,228,223    $ 4,242,153
                                                 ===========    ===========

(6)  DEBT
     ----

     Debt consists of the following:                    December 31,
                                                 --------------------------
                                                     1996           1995
                                                 -----------    -----------
          Lending institutions-
           Revolving credit agreement            $ 5,200,000    $ 4,500,000

          Capital lease obligations                   96,610        106,827
                                                 -----------    -----------

                                                 $ 5,296,610    $ 4,606,827
                                                 ===========    ===========

     The Partnership is a party to a $6,500,000 revolving credit facility. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003.
The balance outstanding on the Partnership's credit facility at December 31, 1996 was $5,200,000, leaving $1,300,000 available to fund capital expenditures. As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its credit facility. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.81 percent and
7.24 percent, respectively.

     Installments due on debt principal for the five years ending December
31, 2001 and thereafter, respectively, are $28,983, $548,983, $678,983,
$789,661, $1,040,000 and $2,210,000.  At December 31, 1996, substantially all of the Partnership's assets secured the above indebtedness.

     At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)  INCOME TAXES
     ------------

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

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease agreements totaled $32,053, $30,791 and $30,063, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001, and thereafter are as follows:

          1997                 $28,312
          1998                  21,234
          1999                       -
          2000                       -
          2001                       -
          Thereafter                 -
                               -------

                               $49,546
                               =======

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

Supplementary profit and loss information for the respective periods is presented below:

                                                                     Year Ended December  31,
                                                                  -----------------------------
                                                                    1996       1995      1994
                                                                  --------   --------  --------
     Maintenance and repairs                                      $ 52,991   $ 39,605  $ 36,769
                                                                  ========   ========  ========

     Taxes, other than income and payroll taxes                   $ 24,169   $ 26,032  $ 26,921
                                                                  ========   ========  ========

     Advertising                                                  $ 68,935   $ 63,026  $ 50,447
                                                                  ========   ========  ========

     Depreciation of property, plant and equipment                $764,106   $717,338  $691,171
                                                                  ========   ========  ========

     Amortization of intangible assets                            $ 71,268   $ 70,218  $190,864
                                                                  ========   ========  ========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.

                                   PART III.
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
     Derek H. Burney          57  Vice Chairman of the Board
     James B. O'Brien         47  President and Director
     Ruth E. Warren           47  Group Vice President/Operations
     Kevin P. Coyle           45  Group Vice President/Finance
     Christopher J. Bowick    41  Group Vice President/Technology
     George H. Newton         62  Group Vice President/Telecommunications
     Raymond L. Vigil         50  Group Vice President/Human Resources
     Cynthia A. Winning       45  Group Vice President/Marketing
     Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
     Larry W. Kaschinske      37  Vice President/Controller
     Robert E. Cole           64  Director
     William E. Frenzel       68  Director
     Donald L. Jacobs         58  Director
     James J. Krejci          55  Director
     John A. MacDonald        43  Director
     Raphael M. Solot         63  Director
     Howard O. Thrall         49  Director
     Siim A. Vanaselja        40  Director
     Sanford Zisman           57  Director
     Robert B. Zoellick       43  Director

     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the

Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

     Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

     Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

     Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.- Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

     Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

     Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

     Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 to July 1996, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said

Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

     The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

     As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

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

TRANSACTIONS WITH AFFILIATES

     Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

     The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

     Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $12,306 for the year ended December 31, 1996.

     The charges to the Partnership for related party transactions are as follows for the periods indicated:

Jones Cable Income Fund 1-A, Ltd.                   For the Year Ended December 31,
---------------------------------                   -------------------------------
                                                      1996       1995       1994
                                                      ----       ----       ----
Management fees                                      $248,591   $229,473   $214,713
Allocation of expenses                                348,452    348,151    353,698
Interest expense                                            0     37,498     11,769
Amount of notes and advances outstanding                    0     39,725    483,487
Highest amount of notes and advances outstanding       39,725    776,291    483,487
Programming fees:
     Jones Education Company                           24,134     14,558      8,496
     Great American Country                            10,356          0          0
     Superaudio                                         8,547      7,517      7,598

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

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

  10.1.5 Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Milwaukie, Oregon. (1)

  10.2.1 Revolving Credit and Term Loan Agreement dated 7/21/95 between Jones Cable Income Fund 1-A, Ltd. and Colorado National Bank.

  10.2.3 Asset Purchase Agreement dated November 8, 1996 between TCI Cablevision of Georgia, Inc. and Jones Cable Income Fund 1-A, Ltd.

  27      Financial Data Schedule

(b)       Reports on Form 8-K

          None.
_______

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

                                 JONES CABLE INCOME FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.


                                 By:  /s/ Glenn R. Jones
                                      -----------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1997                 Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      -----------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1997                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      -----------------------------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1997                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      -----------------------------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1997                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      -----------------------------------------
                                      James B. O'Brien
Dated: March 24, 1997                 President and Director


                                 By:  /s/ Derek H. Burney
                                      -----------------------------------------
                                      Derek H. Burney
Dated: March 24, 1997                 Director


                                 By:  /s/ Robert E. Cole
                                      -----------------------------------------
                                      Robert E. Cole
Dated: March 24, 1997                 Director

                                 By:  /s/ William E. Frenzel
                                      -----------------------------------------
                                      William E. Frenzel
Dated: March 24, 1997                 Director


                                 By:  /s/ Donald L. Jacobs
                                      -----------------------------------------
                                      Donald L. Jacobs
Dated: March 24, 1997                 Director


                                 By:  /s/ James J. Krejci
                                      -----------------------------------------
                                      James J. Krejci
Dated: March 24, 1997                 Director


                                 By:  _________________________________________
                                      John A. MacDonald
Dated: March 24, 1997                 Director


                                 By:  Raphael M. Solot
                                      -----------------------------------------
                                      Raphael M. Solot
Dated: March 24, 1997                 Director


                                 By:  _________________________________________
                                      Howard O. Thrall
Dated: March 24, 1997                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      -----------------------------------------
                                      Siim A. Vanaselja
Dated: March 24, 1997                 Director


                                 By:  /s/ Sanford Zisman
                                      -----------------------------------------
                                      Sanford Zisman
Dated: March 24, 1997                 Director


                                 By:  /s/ Robert B. Zoellick
                                      -----------------------------------------
                                      Robert B. Zoellick
Dated: March 24, 1997                 Director