Form 10-Q
period 1997-03-31
JONES CABLE INCOME FUND 1-A LTD
filed 1997-05-13
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended March 31, 1997
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from              to
                               -------------   --------------------

                        Commission File Number:  0-14689


                       JONES CABLE INCOME FUND 1-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010416
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

             9697 East Mineral Avenue, Englewood, Colorado  80112
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

Yes    X                                                         No
    --------                                                        --------

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                      March 31,    December 31,
                    ASSETS                                               1997          1996
                    ------                                           ------------  -------------
CASH                                                                 $    37,230    $    42,929

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $16,038 and $11,125 at March 31, 1997
  and December 31, 1996, respectively                                     44,839        119,661

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               6,375,279      9,022,869
  Less- accumulated depreciation                                      (3,335,485)    (4,794,646)
                                                                     -----------    -----------

                                                                       3,039,794      4,228,223
  Franchise costs and other intangible assets, net of
    accumulated amortization of $457,730 and $723,631 at
    March 31, 1997 and December 31, 1996, respectively                    20,270        187,369
                                                                     -----------    -----------

                  Total investment in cable television properties      3,060,064      4,415,592

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                          113,868         32,502
                                                                     -----------    -----------

                  Total assets                                       $ 3,256,001    $ 4,610,684
                                                                     ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                      March 31,    December 31,
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1997           1996
          -------------------------------------------               -------------  -------------
LIABILITIES:
  Debt                                                              $  2,086,324    $ 5,296,610
  General Partner advances                                                40,509              -
  Trade accounts payable and accrued liabilities                         222,289        320,020
  Accrued distribution to limited partners                               200,000        200,000
  Subscriber prepayments                                                  34,033         41,856
                                                                    ------------    -----------

         Total liabilities                                             2,583,155      5,858,486
                                                                    ------------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                    1,000          1,000
    Accumulated earnings (deficit)                                       156,914         (3,487)
    Distributions                                                        (84,329)       (82,309)
                                                                    ------------    -----------

                                                                          73,585        (84,796)
                                                                    ------------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at March 31, 1997
      and December 31, 1996)                                           7,288,694      7,288,694
    Accumulated earnings (deficit)                                     6,164,567       (302,700)
    Distributions                                                    (12,854,000)    (8,149,000)
                                                                    ------------    -----------

                                                                         599,261     (1,163,006)
                                                                    ------------    -----------

               Total partner's capital (deficit)                         672,846     (1,247,802)
                                                                    ------------    -----------

               Total liabilities and partners' capital (deficit)    $  3,256,001    $ 4,610,684
                                                                    ============    ===========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                              For the Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                 1997           1996
                                             -------------  -------------

REVENUES                                       $1,186,435     $1,198,372

COSTS AND EXPENSES:
  Operating expense                               811,818        778,951
  Management fees and allocated overhead
    from General Partner                          135,721        141,408
  Depreciation and amortization                   218,559        205,090
                                               ----------     ----------

OPERATING INCOME                                   20,337         72,923
                                               ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (76,227)       (84,999)
  Gain on sale of cable television system       6,684,781              -
  Other, net                                       (1,223)          (716)
                                               ----------     ----------

NET INCOME (LOSS)                              $6,627,668     $  (12,792)
                                               ==========     ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $  166,401     $     (128)
                                               ==========     ==========

  Limited Partners                             $6,461,267     $  (12,664)
                                               ==========     ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                $380.07          $(.74)
                                               ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                    17,000         17,000
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                 For the Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                     1997           1996
                                                                --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 6,627,668     $ (12,792)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                   218,559       205,090
      Gain on sale of cable television system                      (6,684,781)            -
      Decrease in trade receivables                                    74,822        60,798
      Increase in deposits, prepaid expenses
        and deferred charges                                          (91,415)      (44,263)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                       (105,554)     (103,856)
      Increase (decrease) in advances from General Partner             40,509       (44,429)
                                                                  -----------     ---------

         Net cash provided by operating activities                     79,808        60,548
                                                                  -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (165,221)     (150,984)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                   7,995,000             -
                                                                  -----------     ---------

         Net cash provided by (used in) investing activities        7,829,779      (150,984)
                                                                  -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            200,369       400,000
  Repayment of debt                                                (3,410,655)      (11,793)
  Distributions to limited partners                                (4,705,000)     (200,000)
                                                                  -----------     ---------

         Net cash provided by (used in) financing activities       (7,915,286)      188,207
                                                                  -----------     ---------

Increase (decrease) in cash                                            (5,699)       97,771

Cash, beginning of period                                              42,929        28,199
                                                                  -----------     ---------

Cash, end of period                                                    37,230     $ 125,970
                                                                  ===========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $   130,274     $  99,227
                                                                  ===========     =========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996, its Statements of Operations and its Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System"). As discussed below, the Partnership sold its Milwaukie System in March 1997. (See Note 3.)

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 were $59,321 and $59,919, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $76,400 and $81,489, respectively.

(3) On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000, subject to normal working capital closing adjustments. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions, has given the Partnership's limited partners a return of approximately $1,512 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale. The Partnership will continue to own and operate its Owatonna/Glencoe System.

        The pro forma effect of the sale of the Milwaukie System on the results of the Partnership's operations for the periods ended March 31, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                        For the Period Ended March 31, 1997
                                        ------------------------------------

                                                       Pro Forma
                                        As Reported   Adjustments   Pro Forma
                                        ------------  ------------  ---------

Revenues                                 $1,186,435   $  (412,366)   $774,069
                                         ==========   ===========    ========

Operating Income                         $   45,337   $    37,136    $ 82,473
                                         ==========   ===========    ========

Net Income                               $6,627,668   $(6,604,594)   $ 23,074
                                         ==========   ===========    ========


                                        For the Period Ended March 31, 1996
                                        ------------------------------------

                                                       Pro Forma
                                        As Reported   Adjustments   Pro Forma
                                        ------------  ------------  ---------

Revenues                                 $1,198,372   $  (485,260)   $713,112
                                         ==========   ===========    ========

Operating Income                         $   72,923   $   (26,444)   $ 46,479
                                         ==========   ===========    ========

Net Income                               $  (12,792)  $   190,932    $178,140
                                         ==========   ===========    ========

(4) Certain prior year amounts were reclassified to conform to the 1997 presentation.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

      On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000, subject to normal working capital closing adjustments. The Partnership subsequently repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions, has given the Partnership's limited partners a return of approximately $1,512 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale.
The Partnership will continue to own and operate its Owatonna/Glencoe System.

      For the three months ended March 31, 1997, the Partnership generated operating income before depreciation and amortization totaling $263,896, which is available to fund distributions, capital expenditures and non-operating costs. During the first three months of 1997, the Partnership expended approximately $165,000 for capital improvements. Approximately 45 percent of these expenditures related to the purchase of converters for the Partnership's systems and approximately 35 percent related to service drops to subscribers' homes. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $295,000. Of these expenditures, approximately 50 percent relates to service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in the Partnership's Owatonna/Glencoe System. These capital expenditures are necessary to maintain the value of the Partnership's Owatonna/Glencoe System. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under the Partnership's new revolving credit facility.

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at March 31, 1997 was $2,000,000, leaving $1,300,000 for future needs. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 7.03 percent and 6.75 percent, respectively.

      A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to its partners. In addition to the distribution from the sale proceeds from the Milwaukie System, the Partnership declared a $200,000 cash flow distribution to its limited partners during the first quarter of 1997, which was principally from first quarter operating cash flow of the Partnership. The Partnership expects to continue quarterly distributions from operating cash flow but anticipates that the amount of distributions will be less due to the sale by the Partnership of its Milwaukie System. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions may reduce the financial flexibility of the Partnership.

     The General Partner believes that cash flow from operations and available borrowings under the Partnership's credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership's Owatonna/Glencoe System.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $11,937, or approximately 1 percent, to $1,186,435 for the three months ended March 31, 1997 from $1,198,372 for the similar period in 1996. This decrease was a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, revenues would have increased $60,957, or approximately 9 percent, to $774,069 in 1997 from $713,112 in 1996. The increase in revenues was primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 47 percent of the increase in revenues. The increase in the number of subscribers accounted for approximately 22 percent of the increase in revenues. The number of basic subscribers in the Partnership's Owatonna/Glencoe System increased by 213, or approximately 3 percent, to 8,317 subscribers at March 31, 1997 from 8,104 subscribers at March 31, 1996. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $32,867, or approximately 4 percent, to $811,818 for the three month period ended March 31, 1997 from $778,951 for the similar 1996 period. This increase was primarily due to increases in programming costs. Disregarding the effect of the sale of the Milwaukie System, operating expenses would have increased $21,788, or approximately 5 percent, to $477,586 in 1997 from $455,798 in 1996. Operating expenses represented approximately 66 percent and 65 percent of revenues for the three month periods ended March 31, 1997 and 1996, respectively. No other individual factor contributed significantly to the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $44,804, or approximately 11 percent, to $374,617 for the three months ended March 31, 1997 from $419,421 for the similar 1996 period. This decrease was a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating cash flow would have increased $39,169, or approximately 15 percent, to $296,483 for the three months ended March 31, 1997 from $257,314 for the comparable 1996 period. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $5,687, or approximately 4 percent, to $135,721 for the three month period ended March 31, 1997 from $141,408 for the similar 1996 period. This decrease was a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, management fees and allocated overhead from Jones Intercable, Inc. would have increased $10,809, or approximately 14 percent to $86,122 in 1997 from $75,313 in 1996. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense increased $13,469, or approximately 7 percent, to $218,559 for the three months ended March 31, 1997 from $205,090 for the similar 1996 period. Disregarding the effect of the sale of the Milwaukie System, depreciation and amortization would have increased $17,130, or approximately 13 percent, to $152,888 in 1997 from $135,758 in 1996. This increase was a result of capital additions in 1996.

     Operating income decreased $52,586, or approximately 72 percent, to $20,337 for the three months ended March 31, 1997 from $72,923 for the similar 1996 period. This decrease was a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating income would have increased $11,230, or approximately 24 percent, to $57,473 for the three months ended March 31, 1997 from $46,243 for the comparable 1996 period. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense decreased $8,772, or approximately 10 percent, to $76,227 for the three months ended March 31, 1997 from $84,999 for the similar 1996 period. This decrease was primarily due to lower outstanding balances on the Partnership's interest bearing obligations as a result of the portion of the proceeds from the sale of the Milwaukie System being used to repay $3,200,000 of the outstanding loan principal balance.

     The Partnership reported a gain of $6,684,781 from the sale of the Milwaukie System for the quarter ended March 31, 1997. No such gain was reported in the similar period in 1996.

     The Partnership reported net income of $6,627,668 for the three months ended March 31, 1997 compared to a net loss of $12,792 for the similar 1996 period. This change was primarily the result of the gain on the sale of the Milwaukie System.

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

                                         JONES CABLE INCOME FUND 1-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              -----------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)


Dated:  May 13, 1997