Form 10-Q
period 1997-06-30
JONES CABLE INCOME FUND 1-A LTD
filed 1997-08-12
CIK 779542

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  ------------

                       Commission File Number:  0-14689


                       JONES CABLE INCOME FUND 1-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010416
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


             9697 East Mineral Avenue, Englewood, Colorado  80112
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

Yes   X                                                         No
    ------                                                         --------

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                       June 30,    December 31,
                          ASSETS                                         1997          1996
                          ------                                    ------------  -------------
CASH                                                                 $    57,536    $    42,929

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $19,780 and $11,125 at June 30, 1997
  and December 31, 1996, respectively                                     46,281        119,661

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               6,465,868      9,022,869
  Less- accumulated depreciation                                      (3,481,361)    (4,794,646)
                                                                     -----------    -----------

                                                                       2,984,507      4,228,223
  Franchise costs and other intangible assets, net of
    accumulated amortization of $4,975 and $723,631 at
    June 30, 1997 and December 31, 1996, respectively                     13,025        187,369
                                                                     -----------    -----------

                  Total investment in cable television properties      2,997,532      4,415,592

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                          113,550         32,502
                                                                     -----------    -----------

                  Total assets                                       $ 3,214,899    $ 4,610,684
                                                                     ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                            June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1997           1996
     -------------------------------------------          -------------  -------------

LIABILITIES:
  Debt                                                    $  2,301,658    $ 5,296,610
  Trade accounts payable and accrued liabilities               248,420        320,020
  Accrued distribution to limited partners                     200,000        200,000
  Subscriber prepayments                                        35,495         41,856
                                                          ------------    -----------

         Total liabilities                                   2,785,573      5,858,486
                                                          ------------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                          1,000          1,000
    Accumulated earnings (deficit)                             162,499         (3,487)
    Distributions                                              (86,349)       (82,309)
                                                          ------------    -----------

                                                                77,150        (84,796)
                                                          ------------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      June 30, 1997 and December 31, 1996)                   7,288,694      7,288,694
    Accumulated earnings (deficit)                           6,117,482       (302,700)
    Distributions                                          (13,054,000)    (8,149,000)
                                                          ------------    -----------

                                                               352,176     (1,163,006)
                                                          ------------    -----------

         Total partner's capital (deficit)                     429,326     (1,247,802)
                                                          ------------    -----------

         Total liabilities and partners' capital          $  3,214,899    $ 4,610,684
                                                          ============    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                       For the Three Months Ended  For the Six Months Ended
                                                               June 30,                  June 30,
                                                       ------------------------    ------------------------
                                                         1997            1996        1997            1996
                                                       ---------     ----------    ----------    ----------
REVENUES                                               $ 798,308     $1,240,486    $1,984,743    $2,438,858

COSTS AND EXPENSES:
  Operating expenses                                     471,449        756,537     1,283,267     1,535,488
  Management fees and
    allocated overhead from
    General Partner                                      107,919        151,929       243,640       293,337
  Depreciation and
    amortization                                         156,243        205,104       374,802       410,430
                                                       ---------     ----------    ----------    ----------

OPERATING INCOME                                          62,697        126,916        83,034       199,603
                                                       ---------     ----------    ----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (42,467)       (86,955)     (118,694)     (171,954)
  Gain on sale of cable television
    system                                                  -              -        6,684,781          -
  Other, net                                             (61,730)        (1,074)      (62,953)       (1,554)
                                                       ---------     ----------    ----------    ----------

      Total other income (expense), net                 (104,197)       (88,029)    6,503,134      (173,508)
                                                       ---------     ----------    ----------    ----------

NET INCOME (LOSS)                                      $ (41,500)    $   38,887    $6,586,168    $   26,095
                                                       =========     ==========    ==========    ==========

ALLOCATION OF NET INCOME
  (LOSS):

    General Partner                                    $    (415)    $      389    $  165,986    $      261
                                                       =========     ==========    ==========    ==========

    Limited Partners                                   $ (41,085)    $   38,498    $6,420,182    $   25,834
                                                       =========     ==========    ==========    ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                     $   (2.42)    $     2.26    $   377.66    $     1.52
                                                       =========     ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       17,000         17,000        17,000        17,000
                                                       =========     ==========    ==========    ==========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------

                                                                    1997         1996
                                                                -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 6,586,168   $  26,095
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                 374,802     410,430
      Gain on sale of cable television system                    (6,684,781)          -
      Decrease in trade receivables                                  73,380      35,425
      Increase in deposits, prepaid expenses and
        deferred charges                                            (96,239)    (15,973)
      Decrease in trade accounts payable and
        accrued liabilities and subscriber prepayments              (77,961)   (227,655)
      Decrease in advances from General Partner                           -     (45,944)
                                                                -----------   ---------

         Net cash provided by operating activities                  175,369     182,378
                                                                -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (255,810)   (319,042)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                 7,995,000           -
                                                                -----------   ---------

         Net cash provided by (used in) investing activities      7,739,190    (319,042)
                                                                -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          425,036     600,000
  Repayment of debt                                              (3,419,988)    (24,188)
  Distributions to limited partners                              (4,905,000)   (400,000)
                                                                -----------   ---------

         Net cash provided by (used in) financing activities     (7,899,952)    175,812
                                                                -----------   ---------

Increase in cash                                                     14,607      39,148

Cash, beginning of period                                            42,929      28,199
                                                                -----------   ---------

Cash, end of period                                             $    57,536   $  67,347
                                                                ===========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $   155,141   $ 176,901
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. ("the Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System"). As discussed below, the Partnership sold its Milwaukie System in March 1997. (See
Note 3.)

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 were $39,916 and $99,237, respectively, compared to $62,024 and $121,943, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $68,003 and $144,403, respectively, compared to $89,905 and $171,394, respectively, for the similar 1996 periods.

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

        The pro forma effect of the sale of the Milwaukie System on the results of the Partnership's operations for the six month periods ended June 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                            For the Six Month Period Ended June 30, 1997
                                            --------------------------------------------

                                                               Pro Forma
                                                 As Reported  Adjustments   Pro Forma
                                                 -----------  ------------  ----------

Revenues                                          $1,984,743  $  (411,906)  $1,572,837
                                                  ==========  ===========   ==========

Operating Income                                  $   83,034  $    21,367   $  104,401
                                                  ==========  ===========   ==========

Net Income                                        $6,586,168  $(6,560,907)  $   25,261
                                                  ==========  ===========   ==========

                                            For the Six Month Period Ended June 30, 1996
                                            --------------------------------------------

                                                               Pro Forma
                                                 As Reported  Adjustments   Pro Forma
                                                 -----------  -----------   ----------

Revenues                                          $2,438,858  $  (984,844)  $1,454,014
                                                  ==========  ===========   ==========

Operating Income                                  $  199,603  $  (155,725)  $   43,878
                                                  ==========  ===========   ==========

Net Income                                        $   26,095  $   135,220   $  161,315
                                                  ==========  ===========   ==========

(4) Certain prior year amounts were reclassified to conform to the 1997 presentation.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

      It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Owatonna/Glencoe System is being marketed for sale. There is no assurance as to the timing or terms of any sale.

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

      For the six months ended June 30, 1997, the Partnership generated operating income before depreciation and amortization totaling $457,836, which is available to fund distributions, capital expenditures and non-operating costs. During the first six months of 1997, the Partnership expended approximately $255,900 for capital improvements. Approximately 39 percent of these expenditures related to service drops to subscribers' homes and approximately 32 percent of these expenditures related to the purchase of converters for the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $195,000. Of these expenditures, approximately 52 percent relates to service drops to subscribers' homes and approximately 11 percent relates to the construction of new cable plant associated with new homes passed. The remainder of the anticipated expenditures is for various enhancements in the Partnership's Owatonna/Glencoe System. These capital expenditures are necessary to maintain the value of the Partnership's Owatonna/Glencoe System. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings under the Partnership's new revolving credit facility.

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan with a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at June 30, 1997 was $2,200,000, leaving $1,100,000 for future needs. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.06 percent and 6.83 percent, respectively.

      A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to its partners. In addition to the distribution from the sale proceeds from the Milwaukie System, the Partnership declared a $200,000 cash flow distribution to its limited partners during the second quarter of 1997, which was principally from second quarter operating cash flow of the Partnership. The Partnership expects to continue quarterly distributions from operating cash flow but anticipates that the amount of distributions will be less due to the sale by the Partnership of its Milwaukie System. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership.

     The General Partner believes that cash flow from operations and available borrowings under the Partnership's credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership's Owatonna/Glencoe System.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $442,178, or approximately 36 percent, to $798,308 for the three months ended June 30, 1997 from $1,240,486 for the similar period in 1996. For the six month periods ended June 30, 1997 and 1996, revenues decreased $454,115, or approximately 19 percent, to $1,984,743 at June 30, 1997 from $2,438,858 for the similar period in 1996.
These decreases were a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, revenues would have increased $57,866, or approximately 8 percent, to $798,768 for the three month period ended June 30, 1997 from $740,902 for the similar period in 1996. For the six month period ended June 30, 1997, revenues would have increased $118,823, or approximately 8 percent, to $1,572,837 from $1,454,014 for the similar period in 1996. The increases in revenues were primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 42 percent and 56 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers in the Partnership's Owatonna/Glencoe System increased by 310, or approximately 4 percent, to 8,440 subscribers at June 30, 1997 from 8,130 subscribers at June 30, 1996. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $285,088, or approximately 37 percent, to $471,449 for the three month period ended June 30, 1997 from $756,537 for the similar 1996 period. Operating expenses decreased $252,221, or approximately 16 percent, to $1,283,267 for the six month period ended June 30, 1997 from $1,535,488 for the similar 1996 period. These decreases were primarily due to the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating expenses would have increased $12,996, or approximately 3 percent, to $471,449 for the three month period ended June 30, 1997 from $458,453 for the comparable period in 1996. For the six month period ended June 30, 1997, operating expenses would have increased $4,784, or approximately 1 percent, to $949,035 from $944,251 in 1996. Operating expenses represented 59 percent and 62 percent of revenue for the three month periods ended June 30, 1997 and 1996, respectively, and represented 60 percent and 65 percent for the six month periods ended June 30, 1997 and 1996, respectively. The increases in operating expenses for the three and six month periods were primarily a result of increases in programming costs. No other individual factor contributed significantly to the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $157,090, or approximately 32 percent, to $326,859 for the three months ended June 30, 1997 from $483,949 for the similar 1996 period. Operating cash flow decreased $201,894, or approximately 22 percent, to $701,476 for the six months ended June 30, 1997 from $903,370 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating cash flow would have increased $44,870, or approximately 16 percent, to $327,319 for the three month period ended June 30, 1997 from $282,449 for the comparable 1996 period. For the six month period ended June 30, 1997, operating cash flow would have increased $114,039, or approximately 22 percent, to $623,802 from $509,763 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $44,010, or approximately 29 percent, to $107,919 for the three month period ended June 30, 1997 from $151,929 for the similar 1996 period. Management fees and allocated overhead from the General Partner decreased $49,697, or approximately 17 percent, to $243,640 for the six months ended June 30, 1997 from $293,337 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, management fees and allocated overhead from Jones Intercable, Inc. would have increased $7,348, or approximately 7 percent, to $107,942 for the three month period ended June 30, 1997 from $100,594 for the comparable 1996 period. For the six month period ended June 30, 1997, management fees and allocated overhead from Jones Intercable, Inc. would have increased $18,157, or approximately 10 percent, to $194,064 from $175,907 in 1996. These increases were primarily due to the increases in revenues, upon which such management fees and allocations are based, partially offset by a decrease in certain expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense decreased $48,861, or approximately 24 percent, to $156,243 for the three months ended June 30, 1997 from $205,104 for the similar 1996 period. Depreciation and amortization expense decreased $35,628, or approximately 9 percent, to $374,802 for the six months ended June 30, 1997 from $410,430 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, depreciation and amortization would have increased $37,258, or approximately 27 percent, to $175,235 for the three month period ended June 30, 1997 from $137,977 in 1996. For the six month period ended June 30, 1997, depreciation and amortization would have increased $54,288, or approximately 20 percent, to $328,123 in 1997 from $273,835 in 1996. These increases were due to capital additions in 1997.

     Operating income decreased $64,219, or approximately 51 percent, to $62,697 for the three months ended June 30, 1997 from $126,916 for the similar 1996 period. Operating income decreased $116,569, or approximately 58 percent, to $83,034 for the six months ended June 30, 1997 from $199,603 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating income would have increased $60,523 to $104,401 for the three month period ended June 30, 1997 from $43,878 in 1996. For the six month period ended June 30, 1997, operating income would have increased $41,594, or approximately 69 percent, to $101,615 in 1997 from $60,021 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the general partner and depreciation and amortization.

     Interest expense decreased $44,488, or approximately 51 percent, to $42,467 for the three months ended June 30, 1997 from $86,955 for the similar 1996 period. Interest expense decreased $53,260, or approximately 31 percent, to $118,694 for the six month period ended June 30, 1997 from $171,954 for the similar 1996 period. These decreases were primarily due to lower outstanding balances on the Partnership's interest bearing obligations as a result of the portion of the proceeds from the sale of the Milwaukie System being used to repay $3,200,000 of the outstanding loan principal balance.

     The Partnership reported a net loss of $41,500 for the three months ended June 30, 1997 compared to net income of $38,887 for the comparable 1996 period. This change was a result of the factors discussed above. Net income increased $6,560,073 to $6,586,168 for the six month period ended June 30, 1997 from $26,095 in 1996. This increase was primarily the result of the gain on the sale of the Milwaukie System.

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

                                      JONES CABLE INCOME FUND 1-A, LTD.
                                      BY: JONES INTERCABLE, INC.
                                          General Partner



                                      By: /S/ Kevin P. Coyle
                                          ------------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)

Dated:  August 12, 1997