Form 10-Q
period 1997-09-30
JONES CABLE INCOME FUND 1-A LTD
filed 1997-11-14
CIK 779542

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ____________

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              September 30,   December 31,
                     ASSETS                                        1997           1996
                     ------                                   --------------  -------------
CASH                                                            $    71,526    $    42,929

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $8,072 and $11,125 at September 30, 1997
  and December 31, 1996, respectively                               104,143        119,661

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          6,597,510      9,022,869
  Less- accumulated depreciation                                 (3,629,939)    (4,794,646)
                                                                -----------    -----------

                                                                  2,967,571      4,228,223
  Franchise costs and other intangible assets, net of
    accumulated amortization of $1,376,089 and $723,631 at
    September 30, 1997 and December 31, 1996, respectively           12,911        187,369
                                                                -----------    -----------

          Total investment in cable television properties         2,980,482      4,415,592

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                     126,370         32,502
                                                                -----------    -----------

                     Total assets                               $ 3,282,521    $ 4,610,684
                                                                ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                       September 30,   December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1997           1996
             -------------------------------------------               --------------  -------------

LIABILITIES:
  Debt                                                                  $  2,794,967    $ 5,296,610
  Trade accounts payable and accrued liabilities                             126,538        320,020
  Accrued distribution to limited partners                                    75,000        200,000
  Subscriber prepayments                                                      33,027         41,856
                                                                        ------------    -----------

          Total liabilities                                                3,029,532      5,858,486
                                                                        ------------    -----------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                                        1,000          1,000
    Accumulated earnings (deficit)                                           161,493         (3,487)
    Distributions                                                            (87,109)       (82,309)
                                                                        ------------    -----------

                                                                              75,384        (84,796)
                                                                        ------------    -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      September 30, 1997 and December 31, 1996)                            7,288,694      7,288,694
    Accumulated earnings (deficit)                                         6,017,911       (302,700)
    Distributions                                                        (13,129,000)    (8,149,000)
                                                                        ------------    -----------

                                                                             177,605     (1,163,006)
                                                                        ------------    -----------

                  Total partner's capital (deficit)                          252,989     (1,247,802)
                                                                        ------------    -----------

                  Total liabilities and partners' capital (deficit)     $  3,282,521    $ 4,610,684
                                                                        ============    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                            For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                           ----------------------------  ---------------------------

                                                1997           1996           1997          1996
                                              ---------     ----------     ----------    ----------
REVENUES                                      $ 798,755     $1,257,694     $2,783,498    $3,696,552

COSTS AND EXPENSES:
  Operating expenses                            470,828        760,813      1,754,095     2,296,301
  Management fees and
    allocated overhead from
    General Partner                              87,520        141,858        331,160       435,195
  Depreciation and
    amortization                                154,126        206,000        528,928       616,430
                                              ---------     ----------     ----------    ----------

OPERATING INCOME                                 86,281        149,023        169,315       348,626
                                              ---------     ----------     ----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense                              (47,578)       (88,892)      (166,272)     (260,846)
  Gain on sale of cable
    television system                                 -              -      6,684,781             -
  Other, net                                   (139,280)         1,560       (202,233)            6
                                              ---------     ----------     ----------    ----------

      Total other income (expense), net        (186,858)       (87,332)     6,316,276      (260,840)
                                              ---------     ----------     ----------    ----------

NET INCOME (LOSS)                             $(100,577)    $   61,691     $6,485,591    $   87,786
                                              =========     ==========     ==========    ==========

ALLOCATION OF NET INCOME (LOSS):
    General Partner                           $  (1,006)    $      617     $  164,980    $      878
                                              =========     ==========     ==========    ==========

    Limited Partners                          $ (99,571)    $   61,074     $6,320,611    $   86,908
                                              =========     ==========     ==========    ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $(5.86)         $3.59        $371.80         $5.11
                                              =========     ==========     ==========    ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              17,000         17,000         17,000        17,000
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                For the Nine Months Ended
                                                                      September 30,
                                                                 ------------------------

                                                                     1997        1996
                                                                 -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 6,485,591   $  87,786
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  528,928     613,045
      Gain on sale of cable television system                     (6,684,781)          -
      Decrease in trade receivables                                   15,518      37,069
      Increase in deposits, prepaid expenses and
        deferred charges                                            (115,254)    (26,122)
      Decrease in trade accounts payable and
        accrued liabilities and subscriber prepayments              (202,311)   (133,108)
      Decrease in advances from General Partner                            -     (39,725)
                                                                 -----------   ---------

          Net cash provided by operating activities                   27,691     538,945
                                                                 -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                           (387,451)   (487,575)
  Proceeds from sale of cable television system, net
    of brokerage fee                                               7,995,000           -
                                                                 -----------   ---------

          Net cash provided by (used in) investing activities      7,607,549    (487,575)
                                                                 -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           925,035     640,941
  Repayment of debt                                               (3,426,678)    (38,181)
  Distributions to limited partners                               (4,980,000)   (600,000)
  Decrease in accrued distribution to limited partners              (125,000)          -
                                                                 -----------   ---------

          Net cash provided by (used in) financing activities     (7,606,643)      2,760
                                                                 -----------   ---------

Increase in cash                                                      28,597      54,130

Cash, beginning of period                                             42,929      28,199
                                                                 -----------   ---------

Cash, end of period                                              $    71,526   $  82,329
                                                                 ===========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $   210,493   $ 262,051
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 and its Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System"). The Partnership sold its Milwaukie, Oregon cable television system (the "Milwaukie System") in March 1997. (See Note 3.)

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1997 were $39,938 and $139,175, respectively, compared to $62,885 and $184,828, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1997 were $47,582 and $191,985, respectively, compared to $78,973 and $250,367, respectively, for the similar 1996 periods.

(3) On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions, has given the Partnership's limited partners a return of approximately $1,512 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale. The Partnership continues to own and operate its Owatonna/Glencoe System.

        The pro forma effect of the sale of the Milwaukie System on the results of the Partnership's operations for the nine month periods ended September 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                                      For the Nine Month Period Ended September 30, 1997
                                                      --------------------------------------------------

                                                                            Pro Forma
                                                              As Reported  Adjustments    Pro Forma
                                                              -----------  ------------  -----------

     Revenues                                                  $2,783,498  $  (411,906)  $2,371,592
                                                               ==========  ===========   ==========

     Operating Income                                          $  184,315  $     3,633   $  187,948
                                                               ==========  ===========   ==========

     Net Income (Loss)                                         $6,485,591  $(6,560,907)  $  (75,316)
                                                               ==========  ===========   ==========

                                                      For the Nine Month Period Ended September 30, 1996
                                                      --------------------------------------------------

                                                               Pro Forma
                                                              As Reported  Adjustments  Pro Forma
                                                              -----------  -----------  -----------

     Revenues                                                  $3,696,552  $(1,494,171)  $2,202,381
                                                               ==========  ===========   ==========

     Operating Income                                          $  348,626  $  (210,688)  $  137,938
                                                               ==========  ===========   ==========

     Net Income (Loss)                                         $   87,786  $  (208,295)  $ (120,509)
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

     On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions, has given the Partnership's limited partners a return of approximately $1,512 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale. The Partnership continues to own and operate its Owatonna/Glencoe System.

     During the first nine months of 1997, the Partnership expended approximately $387,500 for capital improvements. Approximately 33 percent of these expenditures related to service drops to subscribers' homes, approximately 20 percent related to the purchase of converters for the Partnership's systems and approximately 8 percent related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $63,400. Of these expenditures, approximately 63 percent relates to service drops to subscribers' homes and approximately 17 percent relates to the construction of new cable plant associated with new homes passed. The remainder of the anticipated expenditures is necessary to maintain the value of the Partnership's Owatonna/Glencoe System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings under the Partnership's new revolving credit facility.

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expires December 31, 1997, at which time the outstanding balance converts to a term loan, with quarterly installments due beginning March 31, 1998 and a final maturity of December 31, 2003. The balance outstanding on the Partnership's credit facility at September 30, 1997 was $2,700,000, leaving $600,000 available during the fourth quarter of 1997. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 7.16 percent and 6.84 percent, respectively.

      A primary objective of the Partnership is to provide quarterly cash distributions from operating cash flow to its partners. In addition to the distribution of the net sale proceeds from the Milwaukie System, the Partnership declared cash flow distributions totaling $200,000, $200,000 and $75,000, respectively, to its limited partners during the first three quarters of 1997. The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. Future distributions will be announced on a quarter-by-quarter basis and no determination has been made regarding any specific level of future distributions. The payment of quarterly operating cash flow distributions reduces the financial flexibility of the Partnership.

     The General Partner believes that cash flow from operations and available borrowings under the Partnership's credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership's Owatonna/Glencoe System.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $458,939, or approximately 36 percent, to $798,755 for the three months ended September 30, 1997 from $1,257,694 for the similar period in 1997. For the nine month periods ended September 30, 1997 and 1996, revenues decreased $913,054, or approximately 25 percent, to $2,783,498 at September 30, 1997 from $3,696,552 for the similar period in 1996. These decreases were a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, revenues would have increased $50,388, or approximately 7 percent, to $798,755 for the three month period ended September 30, 1997 from $748,367 for the similar period in 1996. For the nine month period ended September 30, 1997, revenues would have increased $169,211, or approximately 8 percent, to $2,371,592 from $2,202,381 for the similar period in 1996. The increases in revenues were primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 47 percent and 45 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. An increase in the number of basic subscribers accounted for approximately 33 percent and 27 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers in the Partnership's Owatonna/Glencoe System increased by 267, or approximately 3 percent, to 8,472 at September 30, 1997 from 8,205 at September 30, 1996. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $289,985, or approximately 38 percent, to $470,828 for the three month period ended September 30, 1997 from $760,813 for the similar 1996 period. Operating expenses decreased $542,206, or approximately 24 percent, to $1,754,095 for the nine month period ended September 30, 1997 from $2,296,301 for the similar 1996 period. These decreases were primarily due to the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating expenses would have increased $25,024, or approximately 6 percent, to $470,828 for the three month period ended September 30, 1997 from $445,804 for the comparable period in 1996. For the nine month period ended September 30, 1997, operating expenses would have increased $29,808, or approximately 2 percent, to $1,419,863 from $1,390,055 in 1996. Operating expenses represented 59 percent and 60 percent of revenue for the three month periods ended September 30, 1997 and 1996, respectively, and represented 60 percent and 63 percent for the nine month periods ended September 30, 1997 and 1996, respectively. The increases in operating expenses for the three and nine month periods were primarily a result of increases in programming costs. No other individual factor contributed significantly to the increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $168,954, or approximately 34 percent, to $327,927 for the three months ended September 30, 1997 from $496,881 for the similar 1996 period. Operating cash flow decreased $370,848, or approximately 26 percent, to $1,029,403 for the nine months ended September 30, 1997 from $1,400,251 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating cash flow would have increased $25,364, or approximately 8 percent, to $327,927 for the three month period ended September 30, 1997 from $302,563 for the comparable 1996 period. For the nine month period ended September 30, 1997, operating cash flow would have increased $139,403, or approximately 17 percent, to $951,729 from $812,326 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $54,338, or approximately 38 percent, to $87,520 for the three month period ended September 30, 1997 from $141,858 for the similar 1996 period. Management fees and allocated overhead from the General Partner decreased $104,035, or approximately 24 percent, to $331,160 for the nine months ended September 30, 1997 from $435,195 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, management fees and allocated overhead from the General Partner would have increased $979, or approximately 1 percent, to $87,520 for the three month period ended September 30, 1997 from $86,541 for the comparable 1996 period. For the nine month period ended September 30, 1997, management fees and allocated overhead from the General Partner would have increased $19,136, or approximately 7 percent, to $281,584 in 1997 from $262,448 in 1996. These increases were primarily due to the increases in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $51,874, or approximately 25 percent, to $154,126 for the three months ended September 30, 1997 from $206,000 for the similar 1996 period. Depreciation and amortization expense decreased $87,502, or approximately 14 percent, to $528,928 for the nine months ended September 30, 1997 from $616,430 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, depreciation and amortization would have increased $16,021, or approximately 12 percent, to $154,126 for the three month period ended September 30, 1997 from $138,105 in 1996. For the nine month period ended September 30, 1997, depreciation and amortization would have increased $70,257, or approximately 17 percent, to $482,197 in 1997 from $411,940 in 1996. These increases were due to capital additions in 1997.

     Operating income decreased $62,742, or approximately 42 percent, to $86,281 for the three months ended September 30, 1997 from $149,023 for the similar 1996 period. Operating income decreased $179,311, or approximately 51 percent, to $169,315 for the nine months ended September 30, 1997 from $348,626 for the similar 1996 period. These decreases were the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating income increased $8,364, or approximately 11 percent, to $86,281 for the three month period ended September 30, 1997 from $77,917 in 1996. For the nine month period ended September 30, 1997, operating income would have increased $50,010, or approximately 36 percent, to $187,948 in 1997 from $137,938 in 1996. These increases were primarily due to the increases in operating cash flow exceeding the increases in depreciation and amortization expense.

     Interest expense decreased $41,314, or approximately 46 percent, to $47,578 for the three months ended September 30, 1997 from $88,892 for the similar 1996 period. Interest expense decreased $94,574, or approximately 36 percent, to $166,272 for the nine month period ended September 30, 1997 from $260,846 for the similar 1996 period. These decreases were primarily due to lower outstanding balances on the Partnership's interest bearing obligations as a result of the portion of the proceeds from the sale of the Milwaukie System being used to repay $3,200,000 of the outstanding loan principal balance.

     The Partnership reported a net loss of $100,577 for the three months ended September 30, 1997 compared to net income of $61,691 for the comparable 1996 period. This change was a result of the factors discussed above. Net income increased $6,397,805 to $6,485,591 for the nine month period ended September 30, 1997 from $87,786 in 1996. This increase was primarily the result of the gain on the sale of the Milwaukie System.

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

                                      JONES CABLE INCOME FUND 1-A, LTD.
                                      BY: JONES INTERCABLE, INC.
                                          General Partner



                                      By: /S/ Kevin P. Coyle
                                          -------------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)

Dated:  November 14, 1997