Form 10-K405
period 1997-12-31
JONES CABLE INCOME FUND 1-A LTD
filed 1998-03-27
CIK 779542

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

     Yes    X                                                 No   ___
           ---

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

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------


          THE PARTNERSHIP. Jones Cable Income Fund 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-B, Ltd. and Jones Cable Income Fund 1-C, Ltd. are the other partnerships that were formed pursuant to the Program. The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership currently owns the cable television system serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System"). Until March 11, 1997, the Partnership owned the cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System").

          It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Milwaukie System was sold in 1997 and it is anticipated that the Owatonna/Glencoe
System will be sold in 1998.

          A primary objective of the Partnership has been to provide quarterly cash distributions from operating cash flow to its partners. During 1997, the Partnership declared such distributions totaling $555,558, of which $550,000 was payable to the limited partners and $5,558 was payable to the General Partner. The limited partner distribution of $550,000 equates to $65 for each $1,000 invested in the Partnership. The distributions, which were principally from operating cash flow, were paid to limited partners during 1997, except the fourth quarter distribution of $75,000, which was paid on February 13, 1998.
The General Partner has agreed to defer its portion of cash distributions until the Partnership is liquidated. To date, limited partners have received a total of $8,699,000 in distributions from operating cash flow or $1,023 for each $1,000 invested in the Partnership. Due to the announced sale of the Partnership's remaining cable television system, which is expected to close in the third quarter of 1998, and due to the fact that principal payments are required in 1998 on the Partnership's loan, the Partnership does not expect to pay any additional cash flow distributions during the remaining term of the Partnership. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

          DISPOSITION OF CABLE TELEVISION SYSTEM. On March 11, 1997, the Partnership sold the Milwaukie System to an unaffiliated party for a sales price of $8,200,000. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions to limited partners from the Partnership's operating cash flow, gave the Partnership's limited partners a return of approximately $1,553 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the Partnership's limited partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale.

          PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. As of March 1998, the Partnership was in the final stage of negotiations for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination of expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a proxy vote on this matter in the second quarter of 1998.

          Upon the consummation of the proposed sale of the Owatonna/Glencoe System, the Partnership will settle working capital adjustments, pay a brokerage fee of 2.5 percent of the sales price or $293,750 to The Jones Group, repay all of its indebtedness including the $3,300,000 borrowed under its credit facility and capital lease obligations totaling $90,507, pay the General Partner deferred cash flow distributions totaling $87,867 and then deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $7,531,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Based upon financial information as of December 31, 1997, the limited partners as a group will receive $5,686,466 and the General Partner will receive $1,844,534 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $334.50 for each $500 limited partnership interest, or $669 for each $1,000 invested in the Partnership. Taking into account the prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sale of the Milwaukie System and the anticipated distribution from the net proceeds of the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total of $1,111 for each $500 limited partnership interest or $2,222 for each $1,000 invested in the Partnership following the closing of the Owatonna/Glencoe System sale.

          For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the one-year period will be distributed to the partners of the Partnership at that time. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, limited partners as a group would receive $453,045 and the General Partner would receive $146,955. Thus, the limited partners would receive $27 for each $500 limited partnership interest, or $54 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

          CABLE TELEVISION SERVICES. The Owatonna/Glencoe System offers to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

          The Owatonna/Glencoe System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Owatonna/Glencoe System also offers a package that includes the basic service channels and the tier services.

          The Owatonna/Glencoe System also offers premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Owatonna/Glencoe System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Owatonna/Glencoe System. At December 31, 1997, the Owatonna/Glencoe System's monthly basic service rates ranged from $9.35 to $10.40, monthly basic and tier ("basic plus") service rates ranged from $23.10 to $23.15 and monthly premium services ranged from $3.95 to $25.95 per premium service. In addition, the Partnership earns revenues from the Owatonna/Glencoe System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $40.05; however, from time to time the Owatonna/Glencoe System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1997, of the total fees received by the Owatonna/Glencoe System, basic service and tier service fees accounted for approximately 69 percent of total revenues, premium service fees accounted for approximately 11 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 6 percent of total revenues and the remaining 12 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Owatonna/Glencoe System.

          FRANCHISES. The Owatonna/Glencoe System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

          The Partnership holds four franchises for the Owatonna/Glencoe System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Company is currently negotiating the renewal of four franchises that expire prior to December 31, 1998. The General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner but not in the Owatonna/Glencoe System. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General

Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's Owatonna/Glencoe System. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Owatonna/Glencoe System and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment by BCI Telecom Holding Inc. ("BTH") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Owatonna/Glencoe System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Owatonna/Glencoe System is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Owatonna/Glencoe System in July 1986.
The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Owatonna/Glencoe System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Owatonna/Glencoe System operated cable plant passing approximately 11,300 homes, with an approximate 75 percent penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                  At December 31,
                                       -------------------------------------
OWATONNA/GLENCOE SYSTEM                 1997           1996            1995
-----------------------                ------         ------          ------
Monthly basic plus service rate        $23.15         $21.91          $20.91
Basic subscribers                       8,533          8,301           7,938
Pay units                               4,429          4,503           4,150



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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $150 to $210 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 954.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                              For the Year Ended December 31,
                                               ---------------------------------------------------------------


                                                  1997         1996         1995         1994         1993
                                               ----------  ------------  -----------  -----------  -----------

Revenues                                       $3,598,676  $ 4,971,826   $4,589,457   $4,294,257   $4,111,369
Depreciation and Amortization                     684,748      835,374      787,556      882,035      832,444
Operating Income                                  324,751      496,883      461,529      299,402      333,627
Net Income                                      6,539,347      109,405      131,482       93,845      195,588
Net Income per Limited Partnership Unit            374.93         6.37         7.66         5.47        11.39
Distributions per  Limited Partnership Unit        297.35        47.06        47.06        57.65        60.59
Weighted Average Number of
  Limited Partnership Units Outstanding            17,000       17,000       17,000       17,000       17,000
General Partner's Capital (Deficit)                75,164      (84,796)     (77,810)     (71,045)     (62,083)
Limited Partners' Capital (Deficit)               155,823   (1,163,006)    (471,317)     198,516    1,085,609
Total Assets                                    3,932,550    4,610,684    4,691,823    4,755,245    4,903,310
Debt                                            3,390,507    5,296,610    4,606,827    3,584,706    3,310,501
General Partner Advances                                -            -       39,725      483,487       20,529

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------

     The following discussion of the Partnership's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Milwaukie System was sold in 1997 and the Owatonna/Glencoe System is under negotiation for sale in 1998.

     On March 11, 1997, the Partnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions to limited partners from the Partnership's operating cash flow, gave the Partnership's limited partners a return of approximately $1,553 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale.

     As of March 1998, the Partnership was in the final stage of negotiations for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination of expiration of the statutory waiting period applicable to the asset purchase agreement and transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a proxy vote on this matter in the second quarter of 1998.

     Upon the consummation of the proposed sale of the Owatonna/Glencoe System, the Partnership will pay a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group for acting as a broker in this transaction, repay all of its indebtedness, including the $3,300,000 borrowed under its credit facility and capital lease obligations totaling $90,507, pay the General Partner deferred cash flow distributions totaling $87,867, pay for working capital adjustments, and then deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $7,531,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Based upon financial information as of December 31, 1997, the limited partners as a group will receive $5,686,466 and the General Partner will receive $1,844,534 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $334.50 for each $500 limited partnership interest, or $669 for each $1,000 invested in the Partnership. Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the Milwaukie System and the anticipated distribution from the net proceeds from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total of $1,111 for each $500 limited partnership interest, or $2,222 for each $1,000 invested in the Partnership following the closing of the Owatonna/Glencoe System sale.

     For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the one-year period will be distributed to the partners of the Partnership at that time. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive $453,045 and the General Partner would receive $146,955 of the net sale proceeds, thus, the limited partners would receive $27 for each $500 limited partnership interest, or $54 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the year ended December 31, 1997, the Partnership generated net cash from operating activities totaling $328,277, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $491,000 on capital improvements during 1997. Of these expenditures, approximately 42 percent related to service drops to subscribers' homes, approximately 16 percent related to the purchase of converters for the Partnership's system and approximately 8 percent related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used to maintain the value of the Partnership's system. Funding for these expenditures was provided by borrowings under the Partnership's credit facility. Budgeted capital expenditures in the Partnership's Owatonna/Glencoe System for 1998 total approximately $378,000. Of this total, approximately 47 percent relates to construction of service drops to subscribers' homes and approximately 29 percent relates to the construction of new cable plant associated with new homes passed. The remainder of the anticipated expenditures is necessary to maintain the value of the Partnership's Owatonna/Glencoe System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations.

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expired December 31, 1997, at which time the $3,300,000 outstanding balance converted to a term loan. The term loan is payable in 24 consecutive quarterly installments that will commence on March 31, 1998. Installments due during 1998 total $330,000 and will be funded by cash on hand and cash generated from operations. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.46 percent and 6.81 percent, respectively.

      A primary objective of the Partnership has been to provide quarterly cash distributions from operating cash flow to its partners. During 1997, the Partnership declared such distributions totaling $555,558, of which $550,000 was payable to the limited partners and $5,558 was payable to the General Partner. The limited partner distributions of $550,000 equates to $65 for each $1,000 invested in the Partnership. These distributions, which were principally from operating cash flow, were paid to limited partners during 1997, except the fourth quarter distribution of $75,000, which was paid on February 13, 1998.
The General Partner has agreed to defer its portion of cash flow distributions until the Partnership is liquidated. To date, the limited partners have received a total of $8,699,000 in distributions from cash flow, or $1,023 for each $1,000 invested in the Partnership. Due to the announced sale of the Partnership's remaining cable television system, and due to the fact that principal payments are required in 1998 on the Partnership's loan, the General Partner does not expect to pay any additional cash flow distributions during the remaining term of the Partnership.

     The General Partner believes that cash on hand and cash generated from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership's Owatonna/Glencoe System for the next year.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership. The General Partner expects that the financial impact on the Partnership of the Year 2000 issue likely will not be material because the General Partner anticipates that the Partnership will be liquidated before the year 2000.

RESULTS OF OPERATIONS
---------------------

     1997 Compared to 1996
     ---------------------

     Revenues of the Partnership decreased $1,373,150, or approximately 28 percent, to $3,598,676 in 1997 from $4,971,826 in 1996. This decrease was a result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, revenues would have increased $221,118, or approximately 7 percent, to $3,186,770 in 1997 from $2,965,652 in 1996. The increase in revenues was primarily the result of basic service rate increases and an increase in the number of basic subscribers in the Partnership's Owatonna/Glencoe System. Basic service rate increases accounted for approximately 46 percent of the increase in revenues in 1997. An increase in the number of basic subscribers accounted for approximately 27 percent of the increase in revenues in 1997. The number of basic subscribers in the Partnership's Owatonna/Glencoe System increased by 232, or approximately 3 percent, to 8,533 at December 31, 1997 from 8,301 at December 31, 1996. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $860,376, or approximately 28 percent, to $2,182,150 in 1997 from $3,042,526 in 1996. This decrease was primarily due to the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating expenses would have increased $100,851, or approximately 6 percent, to $1,847,918 in 1997 from $1,747,067 in 1996. The increase in operating expenses was primarily a result of increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented 58 percent and 59 percent of the revenues in 1997 and 1996, respectively.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $512,774, or approximately 27 percent, to $1,416,526 in 1997 from $1,929,300 in
1996. This decrease was the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating cash flow would have increased $120,267, or approximately 10 percent, to $1,338,852 in 1997 from $1,218,585 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

        Management fees and allocated overhead from the General Partner decreased $190,016, or approximately 32 percent, to $407,027 in 1997 from $597,043 in 1996. This decrease was the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, management fees and allocated overhead from the General Partner would have increased $9,816, or approximately 3 percent, to $372,168 in 1997 from $362,352 in 1996.
This increase was primarily due to the increase in revenues, upon which such management fees are based, which was partially offset by a decrease in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $150,626, or approximately 18 percent, to $684,748 in 1997 from $835,374 in 1996. This decrease was the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, depreciation and amortization would have increased $57,571, or approximately 10 percent, to $619,129 in 1997 from $561,558 in 1996.
This increase was due to capital additions in the Owatonna/Glencoe System in 1997.

     Operating income decreased $172,132, or approximately 35 percent, to $324,751 in 1997 from $496,883 in 1996. This decrease was the result of the sale of the Milwaukie System. Disregarding the effect of the sale of the Milwaukie System, operating income would have increased $52,880, or approximately 18 percent, to $347,555 in 1997 from $294,675 in 1996. This increase was primarily due to the increase in operating cash flow exceeding the increase in depreciation and amortization expense.

     Interest expense decreased $141,533, or approximately 40 percent, to $215,331 in 1997 from $356,864 in 1996. This decrease was primarily due to lower outstanding balances on the Partnership's interest bearing obligations as a result of a portion of the proceeds from the sale of the Milwaukie System being used to repay $3,200,000 of the outstanding loan principal balance.

     The Partnership reported a gain on the sale of the Milwaukie System of $6,684,781 in 1997. No similar gain was reported in 1996.

     Net income increased $6,429,942 to $6,539,347 in 1997 from $109,405 in
1996. This increase was primarily the result of the gain on the sale of the Milwaukie System.

     1996 Compared to 1995
     ---------------------

     Revenues of the Partnership increased $382,369, or approximately 8 percent, to $4,971,826 in 1996 compared to $4,589,457 in 1995. The increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 43 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 39 percent of the increase in revenues for the year ended December 31, 1996. The number of basic subscribers increased by 575, or approximately 4 percent, to 13,898 at December 31, 1996 from 13,323 at December 31, 1995. No other individual factor significantly affected the increase in revenues.

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

     Operating cash flow increased $102,591, or approximately 6 percent, to $1,929,300 in 1996 from $1,826,709 in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $19,419, or approximately 3 percent, to $597,043 in 1996 from $577,624 in 1995.
This increase was primarily a result of the increase in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization increased $47,818, or approximately 6 percent, to $835,374 in 1996 from $787,556 in 1995. This increase in depreciation and amortization expense was attributable to capital additions in 1996.

     Operating income increased $35,354, or approximately 8 percent, to $496,883 in 1996 from $461,529 in 1995. This increase was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $21,505, or approximately 6 percent, to $356,864 in 1996 from $335,359 in 1995 due to higher outstanding balances on interest bearing obligations.

     Net income decreased $22,077, or approximately 17 percent, to $109,405 in 1996 from $131,482 in 1995 due to the factors discussed above.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

        The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Cable Income Fund 1-A, Ltd.:

          We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-A, LTD. (A Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                 --------------


                                                                              DECEMBER 31,
                                                                       ---------------------------

                     ASSETS                                                1997          1996
                     ------                                            ------------   ------------

CASH                                                                    $   788,679   $    42,929

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $5,628 and $11,125 at December 31, 1997
  and 1996, respectively                                                     59,963       119,661

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  6,701,483     9,022,869
  Less- accumulated depreciation                                         (3,778,933)   (4,794,646)
                                                                        -----------   -----------

                                                                          2,922,550     4,228,223
  Franchise costs and other intangible assets, net of
    accumulated amortization of $465,203 and $723,631
    at December 31, 1997 and 1996, respectively                              12,797       187,369
                                                                        -----------   -----------

                     Total investment in cable television properties      2,935,347     4,415,592

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             148,561        32,502
                                                                        -----------   -----------

                     Total assets                                       $ 3,932,550   $ 4,610,684
                                                                        ===========   ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                 --------------


                                                                         December 31,
                                                                 --------------------------

    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1997          1996
--------------------------------------------------               ------------   -----------
LIABILITIES:
  Debt                                                           $  3,390,507   $ 5,296,610
  Trade accounts payable and accrued liabilities                      204,802       320,020
  Accrued distribution to limited partners                             75,000       200,000
  Subscriber prepayments                                               31,254        41,856
                                                                 ------------   -----------

          Total liabilities                                         3,701,563     5,858,486
                                                                 ------------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                 1,000         1,000
    Accumulated earnings (deficit)                                    162,031        (3,487)
    Distributions                                                     (87,867)      (82,309)
                                                                 ------------   -----------

                                                                       75,164       (84,796)
                                                                 ------------   -----------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      December 31, 1997 and 1996)                                   7,288,694     7,288,694
    Accumulated earnings (deficit)                                  6,071,129      (302,700)
    Distributions                                                 (13,204,000)   (8,149,000)
                                                                 ------------   -----------

                                                                      155,823    (1,163,006)
                                                                 ------------   -----------

    Total liabilities and partners' capital (deficit)            $  3,932,550   $ 4,610,684
                                                                 ============   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------

                                                        1997         1996         1995
                                                     ----------   ----------   ----------

REVENUES                                             $3,598,676   $4,971,826   $4,589,457

COSTS AND EXPENSES:
  Operating expenses                                  2,182,150    3,042,526    2,762,748
  Management fees and allocated overhead
    from General Partner                                407,027      597,043      577,624
  Depreciation and amortization                         684,748      835,374      787,556
                                                     ----------   ----------   ----------

OPERATING INCOME                                        324,751      496,883      461,529
                                                     ----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (215,331)    (356,864)    (335,359)
  Gain on sale of cable television system             6,684,781            -            -
  Other, net                                           (254,854)     (30,614)       5,312
                                                     ----------   ----------   ----------

         Total other income (expense)                 6,214,596     (387,478)    (330,047)
                                                     ----------   ----------   ----------

NET INCOME                                           $6,539,347   $  109,405   $  131,482
                                                     ==========   ==========   ==========


ALLOCATION OF NET INCOME:
  General Partner                                    $  165,518   $    1,094   $    1,315
                                                     ==========   ==========   ==========

  Limited Partners                                   $6,373,829   $  108,311   $  130,167
                                                     ==========   ==========   ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                      $374.93        $6.37        $7.66
                                                     ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                           17,000       17,000       17,000
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------



                                           Year Ended December 31,
                                   -------------------------------------


                                       1997          1996        1995
                                   -----------   -----------   ---------

GENERAL PARTNER:
  Balance, beginning of year       $   (84,796)  $   (77,810)  $ (71,045)
  Cash flow distributions               (5,558)       (8,080)     (8,080)
  Net income for year                  165,518         1,094       1,315
                                   -----------   -----------   ---------

  Balance, end of year             $    75,164   $   (84,796)  $ (77,810)
                                   ===========   ===========   =========


LIMITED PARTNERS:
  Balance, beginning of year       $(1,163,006)  $  (471,317)  $ 198,516
  Cash flow distributions             (550,000)     (800,000)   (800,000)
  Distribution from the sale of
    cable television system         (4,505,000)            -           -
  Net income for year                6,373,829       108,311     130,167
                                   -----------   -----------   ---------

  Balance, end of year             $   155,823   $(1,163,006)  $(471,317)
                                   ===========   ===========   =========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                YEAR ENDED DECEMBER  31,
                                                          -------------------------------------

                                                            1997         1996        1995
                                                          ------------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $ 6,539,347   $ 109,405   $  131,482
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                              684,748     835,374      787,556
   Gain on sale of cable television system                 (6,684,781)          -            -
   Decrease (increase) in trade receivables                    59,698       8,579      (57,967)
   Increase in deposits, prepaid expenses and
    deferred charges                                         (144,915)    (79,178)     (47,660)
   Increase (decrease) in trade accounts payable and
    accrued liabilities and subscriber prepayments           (125,820)    (32,522)      69,817
   Decrease in advances from general partner                        -     (39,725)    (443,762)
                                                          -----------   ---------   ----------

     Net cash provided by operating activities                328,277     801,933      439,466
                                                          -----------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                     (491,424)   (676,986)    (676,674)
 Proceeds from sale of cable television system, net
  of brokerage fees                                         7,995,000           -            -
                                                          -----------   ---------   ----------

     Net cash provided by (used in)
      investing activities                                  7,503,576    (676,986)    (676,674)
                                                          -----------   ---------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                   1,525,035     740,941    1,063,834
 Repayment of debt                                         (3,431,138)    (51,158)     (41,713)
 Distributions to limited partners                         (5,055,000)   (800,000)    (800,000)
 Decrease in accrued distributions to limited partners       (125,000)          -      (35,000)
                                                          -----------   ---------   ----------

     Net cash provided by (used in)
      financing activities                                 (7,086,103)   (110,217)     187,121
                                                          -----------   ---------   ----------

Increase (decrease) in cash                                   745,750      14,730      (50,087)

Cash, beginning of year                                        42,929      28,199       78,286
                                                          -----------   ---------   ----------

Cash, end of year                                         $   788,679   $  42,929   $   28,199
                                                          ===========   =========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                            $   256,626   $ 356,864   $  301,059
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

     Sale of Cable Television System
     -------------------------------

     On March 11, 1997, the PArtnership sold its Milwaukie System to an unaffiliated party for a sales price of $8,200,000. From the sale proceeds, the Partnership repaid $3,200,000 of the amount outstanding under its credit facility, paid a brokerage fee of 2.5 percent of the sales price, or $205,000, to The Jones Group, Ltd., a subsidiary of the General Partner, for acting as a broker in this transaction, and then made a distribution of $4,505,000 to the Partnership's limited partners. This distribution gave the Partnership's limited partners an approximate return of $530 for each $1,000 invested in the Partnership. This distribution, together with all prior distributions to limited partners from the Partnership's operating cash flow, gave the Partnership's limited partners a return of approximately $1,553 for each $1,000 invested in the Partnership. Because the distributions made on the sale of the Milwaukie System together with all prior distributions made by the Partnership do not total the amounts originally contributed to the partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner did not receive any general partner distribution on the sale of the Milwaukie System. Because the sale of the Milwaukie System did not represent the sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership was required to approve the sale.

        The pro forma effect of the sale of the Milwaukie System on the results of the Partnership's operations for the years ended December 31, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                         For the year ended December 31, 1997
                                         ------------------------------------

                                                       Pro Forma
                                         As Reported  Adjustments   Pro Forma
                                         -----------  ------------  ----------

Revenues                                  $3,598,676  $  (411,906)  $3,186,770
                                          ==========  ===========   ==========

Operating Income                          $  324,751  $    22,804   $  347,555
                                          ==========  ===========   ==========

Net Income                                $6,539,347  $(6,366,686)  $  172,661
                                          ==========  ===========   ==========



                                           For the Year Ended December 31, 1996
                                          --------------------------------------

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

        Property, Plant and Equipment
        -----------------------------

        Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:



               Cable distribution systems        5 -  15  years
               Equipment and tools               5 -   7  years
               Office furniture and equipment    3 -   5  years
               Buildings                              30  years
               Vehicles                          3 -   4  years

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

     Intangible Assets
     -----------------

     Costs assigned to franchises and cost in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                       1  year
               Cost in excess of interests in net assets purchased  29  years

     Revenue recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1997, 1996 and 1995 were $179,934, $248,591 and $229,473, respectively.

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

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995 were $227,093, $348,452 and $348,151, respectively.

     The Partnership was charged interest during 1997 at an average interest rate of approximately 7.82 percent per annum on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the partnership by the General Partner was $4,169, $-0- and $37,498 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Payments to/from affiliates for programming services
     ----------------------------------------------------

     The Partnership receives or has received programming from Superaudio, Knowledge Tv, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $6,231, $8,547 and $7,517 in 1997, 1996 and 1995, respectively. Payments to Knowledge Tv, Inc. totaled $6,945, $9,211 and $8,040 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., which discontinued service in April 1997, totaled $5,636, $14,923 and $6,518 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $7,466 in 1997 and $10,356 in 1996.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Partnership totaling $13,342, $12,306 and $8,015 in 1997, 1996 and 1995, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

     A primary objective of the Partnership has been to provide quarterly cash distributions from operating cash flow to its partners. During 1997, the Partnership declared such distributions totaling $555,558, of which $550,000 was payable to the limited partners and $5,558 was payable to the General Partner. The limited partner distributions of $550,000 equates to $65 for each $1,000 invested in the Partnership. These distributions, which were principally from operating cash flow, were paid to limited partners during 1997, except the fourth quarter distribution of $75,000, which was paid on February 13, 1998.
The General Partner has agreed to defer its portion of cash flow distributions until the partnership is liquidated. To date, the limited partners have received a total of $8,699,000 in distributions from cash flow, or $1,023 for each $1,000 invested in the Partnership. Due to the announced sale of the Partnership's remaining cable television system, and due to the fact that Principal payments are required in 1998 on the Partnership's loan, the General Partner does not expect to pay any additional cash flow distributions during the remaining term of the Partnership.

(5)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                              December 31,
                                                       ---------------------------
                                                           1997          1996
                                                       ------------  -------------

          Cable distribution systems                   $ 5,561,583    $ 7,771,101
          Equipment and tools                              419,360        457,819
          Office furniture and equipment                   284,963        306,160
          Buildings                                        111,550        114,920
          Vehicles                                         174,027        222,869
          Land                                             150,000        150,000
                                                       -----------    -----------
                                                         6,701,483      9,022,869
               Less- accumulated depreciation           (3,778,933)    (4,794,646)
                                                       -----------    -----------
                                                       $ 2,922,550    $ 4,228,223
                                                       ===========    ===========

(6)  DEBT
     ----

     Debt consists of the following:                         December 31,
                                                             ------------
                                                         1997           1996
                                                       -----------    -----------
          Lending institutions-
           Revolving credit and term loan agreement    $ 3,300,000    $ 5,200,000
          Capital lease obligations                         90,507         96,610
                                                       -----------    -----------

                                                       $ 3,390,507    $ 5,296,610
                                                       ===========    ===========

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expired December 31, 1997, at which time the $3,300,000 outstanding balance converted to a term loan. The term loan is payable in 24 consecutive quarterly installments that will commence on March 31, 1998. Installments due during 1998 total $330,000 and will be funded by cash on hand and cash generated from operations. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the

London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.46 percent and 6.81 percent, respectively.

     Installments due on debt principal for the five years ending December 31, 2002 and thereafter, respectively, are $357,152, $439,652, $522,152, $669,051,
$660,000 and $742,500. At December 31, 1997, substantially all of the Partnership's assets secured the above indebtedness.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Partnership rented office and other facilities under various long-term lease arrangements. Rent paid under such lease agreements totaled $7,845, $32,053 and $30,791, respectively, for the years ended December 31, 1997, 1996 and 1995.

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective periods is presented below:

                                                        Year Ended December  31,
                                                      ----------------------------

                                                        1997      1996      1995
                                                      --------  --------  --------

     Maintenance and repairs                          $ 30,742  $ 52,991  $ 39,605
                                                      ========  ========  ========

     Taxes, other than income and payroll taxes       $ 13,873  $ 24,169  $ 26,032
                                                      ========  ========  ========

     Advertising                                      $ 37,802  $ 68,935  $ 63,026
                                                      ========  ========  ========

     Depreciation of property, plant and equipment    $660,321  $764,106  $717,338
                                                      ========  ========  ========

     Amortization of intangible assets                $ 24,427  $ 71,268  $ 70,218
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

Glenn R. Jones          68   Chairman of the Board and Chief Executive Officer
James B. O'Brien        48   President and Director
Ruth E. Warren          48   Group Vice President/Operations
Kevin P. Coyle          46   Group Vice President/Finance
Christopher J. Bowick   42   Group Vice President/Technology
Cheryl M. Sprague       45   Group Vice President/Human Resources
Cynthia A. Winning      46   Group Vice President/Marketing
Elizabeth M. Steele     46   Vice President/General Counsel/Secretary
Larry W. Kaschinske     38   Vice President/Controller
Robert E. Cole          65   Director
William E. Frenzel      69   Director
Josef J. Fridman        52   Director
Donald L. Jacobs        59   Director
Robert Kearney          61   Director
James J. Krejci         56   Director
Raphael M. Solot        64   Director
Howard O. Thrall        50   Director
Siim A. Vanaselja       41   Director
Sanford Zisman          58   Director
Robert B. Zoellick      44   Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

          Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

          Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

          Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

          Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

          Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

          Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

          Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Owatonna/Glencoe System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

          The General Partner charges the Partnership a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

          The General Partner from time to time also advances funds to the Partnership and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the Owatonna/Glencoe System.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BTH and 8 percent by Mr. Jones, operated the television network, Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to certain cable television systems the Owatonna/Glencoe System. Jones Computer Network, Ltd. terminated its programming in April 1997.

          The Great American Country network provides country music video programming to the cable television systems owned by the Partnership. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the Owatonna/Glencoe System.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Owatonna/Glencoe System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Owatonna/Glencoe System carries PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Owatonna/Glencoe System totaled approximately $13,342 for the year ended December 31, 1997.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   1997        1996       1995
                                                 --------    --------   --------
Management fees                                  $179,934    $248,591   $229,473
Allocation of expenses                            227,093     348,452    348,151
Interest expense                                    4,169           0     37,498
Amount of notes and advances outstanding                0           0     39,725
Highest amount of notes and advances outstanding 40,509 39,725 776,291 Programming fees:
  Knowledge TV, Inc.                                6,945       9,211      8,040
  Jones Computer Network, Ltd.                      5,636      14,923      6,518
  Great American Country                            7,466      10,356          0
  Superaudio                                        6,231       8,547      7,517

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.      See index to financial statements for a list of financial
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

     4.1     Limited Partnership Agreement of Jones Cable Income Fund 1-A, Ltd.
             (1)

     10.1.1 Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Glencoe, Minnesota. (1)

     10.1.2 Copy of a franchise and related documents thereto granting a community antenna television franchise for the Township of Glencoe, Minnesota. (2)

     10.1.3 Copy of a franchise and related documents thereto granting a community antenna television franchise for the City of Owatonna, Minnesota. (1)

     10.1.4 Copy of a franchise and related documents thereto granting a community antenna television franchise for the Township of Owatonna, Minnesota. (2)

     10.2.1 Revolving Credit and Term Loan Agreement dated 7/21/95 between Jones Cable Income Fund 1-A, Ltd. and Colorado National Bank. (3)

     10.2.3 Asset Purchase Agreement dated November 8, 1996 between TCI Cablevision of Georgia, Inc. and Jones Cable Income Fund 1-A, Ltd.
             (3)

     27      Financial Data Schedule

(b)          Reports on Form 8-K

             None.
____________

(1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986.

(2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

(3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996.

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

                                 JONES CABLE INCOME FUND 1-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 23, 1998                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 23, 1998                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 23, 1998                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 23, 1998                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 23, 1998                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 23, 1998                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 23, 1998                 Director

                                 By:
                                      ----------------------
                                      Josef J. Fridman
Dated: March 23, 1998                 Director


                                 By:
                                      ----------------------
                                      Donald L. Jacobs
Dated: March 23, 1998                 Director


                                 By:
                                      ----------------------
                                      Robert Kearney
Dated: March 23, 1998                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 23, 1998                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 23, 1998                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 23, 1998                 Director


                                 By:
                                      ----------------------
                                      Siim A. Vanaselja
Dated: March 23, 1998                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 23, 1998                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 23, 1998                 Director