Form 10-Q
period 1998-03-31
JONES CABLE INCOME FUND 1-A LTD
filed 1998-05-13
CIK 779542

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                               --------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

                       Commission File Number:  0-14689


                       JONES CABLE INCOME FUND 1-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010416
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

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

Yes    X                                                         No
    -------                                                         -------

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                             ASSETS                                      March 31,    December 31,
                             ------                                        1998          1997
                                                                        -----------    -----------
CASH                                                                    $   747,108    $   788,679

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $6,055 and $5,628 at March 31, 1998
  and December 31, 1997, respectively                                       108,612         59,963

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  6,800,048      6,701,483
  Less- accumulated depreciation                                         (3,918,130)    (3,778,933)
                                                                        -----------    -----------

                                                                          2,881,918      2,922,550
  Franchise costs and other intangible assets, net of
    accumulated amortization of $465,317 and $465,203 at
    March 31, 1998 and December 31, 1997, respectively                       12,683         12,797
                                                                        -----------    -----------

                     Total investment in cable television properties      2,894,601      2,935,347

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             108,526        148,561
                                                                        -----------    -----------

                     Total assets                                       $ 3,858,847    $ 3,932,550
                                                                        ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                               March 31,    December 31,
          LIABILITIES AND PARTNERS' CAPITAL                      1998           1997
          ---------------------------------                  ------------   ------------
LIABILITIES:
  Debt                                                       $  3,286,609   $  3,390,507
  Trade accounts payable and accrued liabilities                  245,710        204,802
  Accrued distribution to limited partners                           -            75,000
  Subscriber prepayments                                           37,215         31,254
                                                             ------------   ------------

          Total liabilities                                     3,569,534      3,701,563
                                                             ------------   ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                             1,000          1,000
    Accumulated earnings                                          162,614        162,031
    Distributions                                                 (87,867)       (87,867)
                                                             ------------   ------------

                                                                   75,747         75,164
                                                             ------------   ------------

  Limited Partners-
    Net contributed capital
     (17,000 units outstanding at March 31, 1998
     and December 31, 1997)                                     7,288,694      7,288,694
    Accumulated earnings                                        6,128,872      6,071,129
    Distributions                                             (13,204,000)   (13,204,000)
                                                             ------------   ------------

                                                                  213,566        155,823
                                                             ------------   ------------

       Total partner's capital                                    289,313        230,987
                                                             ------------   ------------

       Total liabilities and partners' capital               $  3,858,847   $  3,932,550
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                             For the Three Months Ended
                                                      March 31,
                                             ---------------------------
                                                 1998           1997
                                             -----------   -------------

REVENUES                                        $834,033      $1,186,435

COSTS AND EXPENSES:
  Operating expenses                             483,415         811,818
  Management fees and allocated overhead
    from General Partner                          93,495         135,721
  Depreciation and amortization                  146,171         218,559
                                                --------      ----------

OPERATING INCOME                                 110,952          20,337
                                                --------      ----------

OTHER INCOME (EXPENSE):
  Interest expense                               (58,505)        (76,227)
  Gain on sale of cable television system           -          6,684,781
  Other, net                                       5,879          (1,223)
                                                --------      ----------

          Total other income (expense)           (52,626)      6,607,331
                                                --------      ----------

NET INCOME                                      $ 58,326      $6,627,668
                                                ========      ==========

ALLOCATION OF NET INCOME:
  General Partner                               $    583      $  166,401
                                                ========      ==========

  Limited Partners                              $ 57,743      $6,461,267
                                                ========      ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                 $3.40         $380.07
                                                ========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                   17,000          17,000
                                                ========      ==========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                         ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  58,326     $ 6,627,668
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           146,171         218,559
      Gain on sale of cable television system                                    -         (6,684,781)
      Decrease (increase) in trade receivables                                (48,649)         74,822
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                   33,175         (91,415)
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                                 46,869        (105,554)
      Increase in advances from General Partner                                  -             40,509
                                                                            ---------     -----------

          Net cash provided by operating activities                           235,892          79,808
                                                                            ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (98,565)       (165,221)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                                -          7,995,000
                                                                            ---------     -----------

          Net cash provided by (used in) investing activities                 (98,565)      7,829,779
                                                                            ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       -            200,369
  Repayment of debt                                                          (103,898)     (3,410,655)
  Distributions to limited partners                                              -         (4,705,000)
  Decrease in accrued distributions to limited partners                       (75,000)           -
                                                                            ---------     -----------

          Net cash used in financing activities                              (178,898)     (7,915,286)
                                                                            ---------     -----------

Decrease in cash                                                              (41,571)         (5,699)

Cash, beginning of period                                                     788,679          42,929
                                                                            ---------     -----------

Cash, end of period                                                         $ 747,108     $    37,230
                                                                            =========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $  44,901     $   130,274
                                                                            =========     ===========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1998 and 1997 were $41,702 and $59,321, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1998 and 1997 were $51,793 and $76,400, respectively.

(3) In April 1998, the Partnership entered into an asset purchase agreement providing for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a proxy vote on this matter in the second quarter of 1998.

     Upon the consummation of the proposed sale of the Owatonna/Glencoe System, the Partnership will pay a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction, repay all of its indebtedness, including the $3,217,500 borrowed under its credit facility and capital lease obligations totaling $69,109, pay the General Partner deferred cash flow distributions totaling $87,867, pay for working capital adjustments, and then deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $7,505,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Because distributions to be made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership will exceed the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner will receive a general partner distribution on the sale of the Owatonna/Glencoe System. Based upon financial information as of March 31, 1998, the limited partners as a group will receive $5,628,750 and the General Partner will receive $1,876,250 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $331 for each $500 limited partnership interest, or $662 for each $1,000 invested in the Partnership.

     For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the one-year period will be distributed to the partners of the Partnership at that time. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net sale proceeds, thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the Milwaukie System and the anticipated distribution from the net proceeds from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total of $1,107.50 for each $500 limited partnership interest, or $2,215 for each $1,000 invested in the Partnership at the time of the Partnership's liquidation and dissolution.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

      In April 1998, the Partnership entered into an asset purchase agreement providing for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. The General Partner expects to conduct a proxy vote on this matter in the second quarter of 1998.

      Upon the consummation of the proposed sale of the Owatonna/Glencoe System, the Partnership will pay a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group for acting as a broker in this transaction, repay all of its indebtedness, including the $3,217,500 borrowed under its credit facility and capital lease obligations totaling $69,109, pay the General Partner deferred cash flow distributions totaling $87,867, pay for working capital adjustments, and then deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $7,505,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Because distributions to be made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership will exceed the amounts originally contributed to the Partnership by the limited partners plus the liquidation preference as set forth in the partnership agreement, the General Partner will receive a general partner distribution on the sale of the Owatonna/Glencoe System. Based upon financial information as of March 31, 1998, the limited partners as a group will receive $5,628,750 and the General Partner will receive $1,876,250 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $331 for each $500 limited partnership interest, or $662 for each $1,000 invested in the Partnership.

      For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the one-year period will be distributed to the partners of the Partnership at that time. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net sale proceeds, thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the Milwaukie System and the anticipated distribution from the net proceeds from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total of $1,107.50 for each $500 limited partnership interest, or $2,215 for each $1,000 invested in the Partnership at the time of the Partnership's liquidation and dissolution.

     For the three months ended March 31, 1998, the Partnership generated net cash from operating activities totaling $235,892, which is available to fund capital expenditures and non-operating costs. During the first three months of 1998, the Partnership expended approximately $98,600 for capital improvements in the Owatonna/Glencoe System. Approximately 43 percent of the expenditures related to construction of service drops to subscribers' homes.

Approximately 23 percent related to the construction of new cable plant associated with new homes passed. Approximately 19 percent related to the purchase of converters. The remainder was for other capital expenditures to maintain the value of the Partnership's Owatonna/Glencoe System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $279,000. Of these expenditures, approximately 49 percent relates to service drops to subscribers' homes and approximately 31 percent relates to the construction of new cable plant associated with new homes passed. The remainder is for other capital expenditures to maintain the value of the Partnership's Owatonna/Glencoe System. These capital expenditures are necessary to maintain the value of the Partnership's Owatonna/Glencoe System until it is sold. Depending upon the timing of the closing of the sale of the Owatonna/Glencoe System, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Owatonna/Glencoe System. Funding for these expenditures is expected to be provided by cash generated from operations.

     As a result of the sale of the Milwaukie System on March 11, 1997, the Partnership repaid $3,200,000 of the then-outstanding balance of its $6,500,000 revolving credit facility, and the commitment amount was reduced to $3,300,000. The revolving credit period expired December 31, 1997, at which time the $3,300,000 outstanding balance converted to a term loan. The term loan is payable in 24 consecutive quarterly installments that commenced on March 31, 1998. As of March 31, 1998, $82,500 has been repaid. Remaining installments due during 1998 total $247,500 and will be funded by cash on hand and cash generated from operations. The entire remaining outstanding balance at the time of the sale of the Owatonna/Glencoe System will be repaid upon the closing of the sale. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1998 and 1997 were 7.01 percent and 7.03 percent, respectively.

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

     The Partnership has sufficient cash on hand and cash generated from operations to fund the liquidity needs of the Partnership's Owatonna/Glencoe System until it is sold.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Milwaukie System in March 1997, the following discussion of results of operations, through operating income, pertains only to the results of operations for the Owatonna/Glencoe System for the three month periods ended March 31, 1998 and 1997.

     Revenues of the Partnership increased $59,964, or approximately 8 percent, to $834,033 for the three months ended March 31, 1998 from $774,069 for the similar period in 1997. The increase in revenues was primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 47 percent of the increase in revenues. The increase in the number of basic subscribers accounted for approximately 28 percent of the increase in revenues. The number of basic subscribers increased by 269, or approximately 3 percent, to 8,586 subscribers at March 31, 1998 from 8,317 subscribers at March 31, 1997. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $5,829, or approximately 1 percent, to $483,415 for the three month period ended March 31, 1998 from $477,586 for the similar 1997 period. This increase was primarily due to increases in programming costs. Operating expenses represented approximately 58 percent and 62 percent of revenues for the three month periods ended March 31, 1998 and 1997, respectively. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $54,135, or approximately 18 percent, to $350,618 for the three months ended March 31, 1998 from $296,483 for the similar 1997 period. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. increased $7,373, or approximately 9 percent, to $93,495 for the three month period ended March 31, 1998 from $86,122 for the similar 1997 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense decreased $6,717, or approximately 4 percent, to $146,171 for the three months ended March 31, 1998 from $152,888 for the similar 1997 period. This decrease was due to the maturation of a portion of the intangible asset base.

     Operating income increased $53,479, or approximately 93 percent, to $110,952 for the three months ended March 31, 1998 from $57,473 for the similar 1997 period. This increase was primarily due to the increase in operating cash flow.

     Interest expense decreased $17,722, or approximately 23 percent, to $58,505 for the three months ended March 31, 1998 from $76,227 for the similar 1997 period. This decrease was primarily due to lower outstanding balances on the Partnership's interest bearing obligations as a result of the portion of the proceeds from the sale of the Milwaukie System being used to repay $3,200,000 of the outstanding loan principal balance in 1997.

     The Partnership reported a gain of $6,684,781 from the sale of the Milwaukie System for the quarter ended March 31, 1997. No such gain was reported in the similar period in 1998.

     The Partnership reported net income of $58,326 for the three months ended March 31, 1998 compared to $6,627,668 for the similar 1997 period. This change was primarily the result of the gain on the sale of the Milwaukie System in 1997.

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

                                         JONES CABLE INCOME FUND 1-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)


Dated:  May 13, 1998