Form 10-Q
period 1998-06-30
JONES CABLE INCOME FUND 1-A LTD
filed 1998-08-13
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

                       Commission File Number:  0-14689


                       JONES CABLE INCOME FUND 1-A, LTD.
------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                            84-1010416
------------------------------------------------------------------------------
State of organization                                   I.R.S. employer I.D. #


             9697 East Mineral Avenue, Englewood, Colorado  80112
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

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                           June30,     December 31,
                   ASSETS                                                   1998          1997
                   ------                                               ------------  -------------
CASH                                                                    $   733,454    $   788,679

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $9,475 and $5,628 at June 30, 1998
  and December 31, 1997, respectively                                       126,851         59,963

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  6,933,420      6,701,483
  Less- accumulated depreciation                                         (4,061,741)    (3,778,933)
                                                                        -----------    -----------
                                                                          2,871,679      2,922,550
  Franchise costs and other intangible assets, net of
    accumulated amortization of $465,431 and $465,203 at
    June 30, 1998 and December 31, 1997, respectively                        12,569         12,797
                                                                        -----------    -----------

                     Total investment in cable television properties      2,884,248      2,935,347

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             113,655        148,561
                                                                        -----------    -----------

                     Total assets                                       $ 3,858,208    $ 3,932,550
                                                                        ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               June 30,     December 31,
        LIABILITIES AND PARTNERS' CAPITAL                        1998           1997
        ---------------------------------                   -------------  -------------
LIABILITIES:
  Debt                                                       $  3,197,419   $  3,390,507
  Trade accounts payable and accrued liabilities                  298,100        204,802
  Accrued distribution to limited partners                           -            75,000
  Subscriber prepayments                                           20,958         31,254
                                                             ------------   ------------
          Total liabilities                                     3,516,477      3,701,563
                                                             ------------   ------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                             1,000          1,000
    Accumulated earnings                                          163,138        162,031
    Distributions                                                 (87,867)       (87,867)
                                                             ------------   ------------
                                                                   76,271         75,164
                                                             ------------   ------------
  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      June 30, 1998 and December 31, 1997)                      7,288,694      7,288,694
    Accumulated earnings                                        6,180,766      6,071,129
    Distributions                                             (13,204,000)   (13,204,000)
                                                             ------------   ------------
                                                                  265,460        155,823
                                                             ------------   ------------
          Total partner's capital                                 341,731        230,987
                                                             ------------   ------------
          Total liabilities and partners' capital            $  3,858,208   $  3,932,550
                                                             ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                       For the Three Months Ended    For the Six Months Ended
                                                 June 30,                     June 30,
                                       --------------------------    ------------------------
                                          1998           1997           1998          1997
                                       -----------   ------------    ----------   -----------
REVENUES                                  $857,590      $ 798,308    $1,691,623    $1,984,743

COSTS AND EXPENSES:
  Operating expenses                       489,329        471,449       972,744     1,283,267
  Management fees and
    allocated overhead from
    General Partner                        102,514        107,919       196,009       243,640
  Depreciation and
    amortization                           151,562        156,243       297,733       374,802
                                          --------      ---------    ----------    ----------
OPERATING INCOME                           114,185         62,697       225,137        83,034
                                          --------      ---------    ----------    ----------
OTHER INCOME (EXPENSE):
  Interest expense                         (58,364)       (42,467)     (116,869)     (118,694)
  Gain on sale of cable television
    system                                     -              -             -       6,684,781
  Other, net                                (3,403)       (61,730)        2,476       (62,953)
                                          --------      ---------    ----------    ----------
      Total other income (expense)         (61,767)      (104,197)     (114,393)    6,503,134
                                          --------      ---------    ----------    ----------
NET INCOME (LOSS)                         $ 52,418      $ (41,500)   $  110,744    $6,586,168
                                          ========      =========    ==========    ==========
ALLOCATION OF NET INCOME
  (LOSS):
    General Partner                       $    524      $    (415)   $    1,107    $  165,986
                                          ========      =========    ==========    ==========
    Limited Partners                      $ 51,894      $ (41,085)   $  109,637    $6,420,182
                                          ========      =========    ==========    ==========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                        $   3.05      $   (2.42)    $    6.45    $   377.66
                                          ========      =========    ==========    ==========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         17,000         17,000        17,000        17,000
                                          ========      =========    ==========    ==========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                 For the Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                    1998         1997
                                                                 ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 110,744   $ 6,586,168
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                297,733       374,802
      Gain on sale of cable television system                         -       (6,684,781)
      Decrease (increase) in trade receivables                     (66,888)       73,380
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                            20,209       (96,239)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments              83,002       (77,961)
                                                                 ---------   -----------
          Net cash provided by operating activities                444,800       175,369
                                                                 ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (231,937)     (255,810)
  Proceeds from sale of cable television system, net of
    brokerage fee                                                     -        7,995,000
                                                                 ---------   -----------
          Net cash provided by (used in) investing activities     (231,937)    7,739,190
                                                                 ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            -          425,036
  Repayment of debt                                               (193,088)   (3,419,988)
  Distributions to limited partners                                   -       (4,905,000)
  Decrease in accrued distributions to limited partners            (75,000)         -
                                                                 ---------   -----------
          Net cash used in financing activities                   (268,088)   (7,899,952)
                                                                 ---------   -----------
Increase (decrease) in cash                                        (55,225)       14,607

Cash, beginning of period                                          788,679        42,929
                                                                 ---------   -----------
Cash, end of period                                              $ 733,454   $    57,536
                                                                 =========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 122,565   $   155,141
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its Statements of Operations for the three and six month periods ended June 30, 1998 and 1997 and its Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television systems serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System").

(2) In April 1998, the Partnership entered into an asset purchase agreement providing for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during September or October of 1998, is subject to several conditions, including necessary governmental and other third party consents including the waivers of the right of first refusal to purchase the system by four franchising authorities, and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. Jones Intercable, Inc. (the "General Partner") is conducting a proxy vote on this matter in the third quarter of 1998.

     Upon the consummation of the proposed sale of the Owatonna/Glencoe System, based upon financial information as of June 30, 1998, the Partnership will pay a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction, repay all of its indebtedness, including the $3,135,000 borrowed under its term loan agreement and capital lease obligations totaling $62,419, pay the General Partner deferred cash flow distributions totaling $87,867, settle working capital adjustments, and deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds expected to total $8,173,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Because distributions to be made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership will exceed the amounts originally contributed to the Partnership by the limited partners plus the limited partners' liquidation preference as set forth in the partnership agreement, the General Partner will receive a general partner distribution on the sale of the Owatonna/Glencoe System. The limited partners as a group will receive $6,196,600 and the General Partner will receive $1,976,400 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $365 for each $500 limited partnership interest, or $730 for each $1,000 invested in the Partnership.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System") and the anticipated distribution from the net proceeds (excluding escrowed proceeds) from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total return of $1,141 for each $500 limited partnership interest, or $2,282 for each $1,000 invested in the Partnership at the time of the Partnership's liquidation and dissolution.

     For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned to and distributed by the Partnership. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net escrow proceeds, thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(3) The General Partner, a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1998 were $42,879 and $84,581, respectively, compared to $39,916 and $99,237, respectively, for the similar 1997 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1998 were $59,635 and $111,428, respectively, compared to $68,003 and $144,403, respectively, for the similar 1997 periods.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

      In April 1998, the Partnership entered into an asset purchase agreement providing for the sale of the Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments that may have the effect of increasing or decreasing the sales price by a non-material amount. Closing of the sale, which is anticipated to occur during September or October of 1998, is subject to several conditions, including necessary governmental and other third party consents including the waiver of the right of first refusal to purchase the system by four franchising authorities, and the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In addition, because the Owatonna/Glencoe System constitutes all of the Partnership's remaining assets, the sale must be approved by a majority of the limited partnership interests of the Partnership. Jones Intercable, Inc. (the "General Partner") is conducting a proxy vote on this matter in the third quarter of 1998.

      Upon the consummation of the proposed sale of the Owatonna/Glencoe System, based upon financial information as of June 30, 1998, the Partnership will pay a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction, repay all of its indebtedness, including the $3,135,000 borrowed under its term loan agreement and capital lease obligations totaling $62,419, pay the General Partner deferred cash flow distributions totaling $87,867, settle working capital adjustments, and deposit $600,000 into an indemnity escrow account. The remaining net sale proceeds expected to total $8,173,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Owatonna/Glencoe System. Because distributions to be made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership will exceed the amounts originally contributed to the Partnership by the limited partners plus the limited partners' liquidation preference as set forth in the partnership agreement, the General Partner will receive a general partner distribution on the sale of the Owatonna/Glencoe System. The limited partners as a group will receive $6,196,600 and the General Partner will receive $1,976,400 of the net sale proceeds. This distribution will provide the Partnership's limited partners an approximate return of $365 for each $500 limited partnership interest, or $730 for each $1,000 invested in the Partnership.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System") and the anticipated distribution from the net proceeds (excluding escrowed proceeds) from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership will have received a total return of $1,141 for each $500 limited partnership interest, or $2,282 for each $1,000 invested in the Partnership at the time of the Partnership's liquidation and dissolution.

     For a period of one year following the closing date, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period will be returned to and distributed by the Partnership. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net escrow proceeds, thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the six months ended June 30, 1998, the Partnership generated net cash from operating activities totaling $444,800, which is available to fund capital expenditures and non-operating costs. During the first six months of 1998, the Partnership expended approximately $232,000 for capital improvements in the Owatonna/Glencoe System. Approximately 36 percent of these expenditures related to construction of service drops to subscribers' homes. Approximately 26 percent related to the construction of new cable plant associated with new homes passed. Approximately 17 percent related to the purchase of converters. The remainder was for other capital expenditures to maintain the value of the Partnership's Owatonna/Glencoe System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $145,600. Of these expenditures, approximately 61 percent relates to service drops to subscribers' homes and approximately 33 percent relates to the construction of new cable plant associated with new homes passed. The remainder is for other capital expenditures to maintain the value of the Partnership's Owatonna/Glencoe System until it is sold. Depending upon the timing of the closing of the sale of the Owatonna/Glencoe System, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Owatonna/Glencoe System. Funding for these expenditures is expected to be provided by cash generated from operations. The Partnership is obligated to conduct its business in the ordinary course until the Owatonna/Glencoe System is sold.

     As of June 30, 1998, $3,135,000 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that commenced on March 31, 1998. As of June 30, 1998, $165,000 has been repaid. Remaining installments due during 1998 total $82,500 due in September and $82,500 due in December. These payments will be made only if the Owatonna/Glencoe System sale has not closed and will be funded by cash on hand and cash generated from operations. The entire remaining outstanding balance at the time of the sale of the Owatonna/Glencoe System will be repaid upon the closing of the sale. Interest on outstanding principal amounts on the credit facility is computed at the Partnership's option of the London Interbank Offered Rate plus 1-1/4 percent or the Prime Rate plus 1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1998 and 1997 were 6.97 percent and 7.06 percent, respectively.

      A primary objective of the Partnership has been to provide quarterly cash distributions from operating cash flow to its partners. The General Partner has agreed to defer its portion of cash flow distributions until the Partnership is liquidated. To date, the limited partners have received a total of $8,699,000 in distributions from cash flow, or $1,023 for each $1,000 invested in the Partnership. Quarterly cash distributions were paid to the limited partners through the final quarter of 1997 but, due to the announced sale of the Owatonna/Glencoe System, which is the Partnership's only remaining asset, the Partnership does not expect to pay any additional cash flow distributions during the remaining term of the Partnership. The operating cash flow of the Owatonna/Glencoe System generated during 1998 will be distributed 99 percent to the limited partners and 1 percent to the General Partner together with the partners' respective shares of the net proceeds of the sale of the Owatonna/Glencoe System.

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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Milwaukie System in March 1997, the following discussion of results of operations, through operating income, pertains only to the results of operations for the Owatonna/Glencoe System for the three and six month periods ended June 30, 1998 and 1997.

     Revenues of the Partnership increased $59,282, or approximately 7 percent, to $857,590 for the three months ended June 30, 1998 from $798,308 for the similar period in 1997. Revenues increased $118,786, or approximately 8 percent, to $1,691,623 for the six month period ended June 30, 1998 from $1,572,837 for the similar period in 1997. The increases in revenues were primarily the result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 32 percent and 39 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1998. Increases in the number of basic subscribers accounted for approximately 27 percent and 28 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1998. The number of basic subscribers increased by 218, or approximately 3 percent, to 8,658 subscribers at June 30, 1998 from 8,440 subscribers at June 30, 1997. No other individual factor contributed significantly to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $17,880, or approximately 4 percent, to $489,329 for the three month period ended June 30, 1998 from $471,449 for the similar 1997 period. Operating expenses increased $23,709, or approximately 3 percent, to $972,744 for the six month period ended June 30, 1998 from $949,035 for the similar 1997 period. The increases in operating expenses for the three and six month periods were primarily due to increases in programming costs. No other individual factor contributed significantly to the increases in operating expenses. Operating expenses represented 57 percent and 59 percent of revenue for the three month periods ended June 30, 1998 and 1997, respectively, and represented 58 percent and 60 percent of revenue for the six month periods ended June 30, 1998 and 1997, respectively.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $41,402, or approximately 13 percent, to $368,261 for the three month period ended June 30, 1998 from $326,859 for the comparable 1997 period. For the six month periods ended June 30, 1998 and 1997, operating cash flow increased $95,077, or approximately 15 percent, to $718,879 in 1998 from $623,802 in 1997.
These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $5,405, or approximately 5 percent, to $102,514 for the three month period ended June 30, 1998 from $107,919 for the comparable 1997 period. This decrease for the three month period was primarily due to the timing of certain expenses allocated from Jones Intercable, Inc. For the six month periods ended June 30, 1998 and 1997, management fees and allocated overhead from Jones Intercable, Inc. increased $1,945, or approximately 1 percent, to $196,009 in 1998 from $194,064 in 1997. This increase was primarily due to the timing of certain expenses allocated from Jones Intercable, Inc. and the increase in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization decreased $4,681, or approximately 3 percent, to $151,562 for the three month period ended June 30, 1998 from $156,243 in 1997. For the six month periods ended June 30, 1998 and 1997, depreciation and amortization decreased $30,390, or approximately 9 percent, to $297,733 in 1998 from $328,123 in 1997. These decreases were due to the maturation of a portion of both the tangible and the intangible asset base.

     Operating income increased $51,488 to $114,185 for the three month period ended June 30, 1998 from $62,697 for the similar 1997 period. For the six month periods ended June 30, 1998 and 1997, operating income increased $123,522 to $225,137 in 1998 from $101,615 in 1997. These increases were primarily due to the increases in operating cash flow and the decreases in depreciation and amortization.

      Interest expense increased $15,897, or approximately 37 percent, to $58,364 for the three months ended June 30, 1998 from $42,467 for the similar 1997 period due to higher outstanding balances on the Partnership's interest bearing obligations. Interest expense decreased $1,825, or approximately 2 percent, to $116,869 for the six month period ended June 30, 1998 from $118,694 for the similar 1997 period. This decrease was primarily due to lower effective interest rates.

      The Partnership reported net income of $52,418 for the three months ended June 30, 1998 compared to a net loss of $41,500 for the comparable 1997 period. This change was a result of the factors discussed above. The Partnership reported net income of $110,774 for the six months ended June 30, 1998 compared of the gain on the sale of the Milwaukie System in 1997.

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

Dated:  August 13, 1998