Form 10-Q
period 1998-09-30
JONES CABLE INCOME FUND 1-A LTD
filed 1998-11-13
CIK 779542

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

Yes   X                                                              No
   _______                                                              _______

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                        September 30,  December 31,
                            ASSETS                                         1998           1997
                            ------                                      -------------  -------------

CASH                                                                         $ 87,017   $   788,679

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $5,628 at September 30, 1998
  and December 31, 1997, respectively                                               -        59,963

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            -     6,701,483
  Less- accumulated depreciation                                                    -    (3,778,933)
                                                                        -------------   -----------

                                                                                    -     2,922,550
  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $465,203 at
    September 30, 1998 and December 31, 1997, respectively                          -        12,797
                                                                        -------------   -----------

                     Total investment in cable television properties                -     2,935,347

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               600,000       148,561
                                                                        -------------   -----------

                     Total assets                                            $687,017   $ 3,932,550
                                                                        =============   ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             September 30,   December 31,
              LIABILITIES AND PARTNERS' CAPITAL                  1998           1997
-----------------------------------------------------------  --------------  -------------

LIABILITIES:
  Debt                                                       $           -   $  3,390,507
  Trade accounts payable and accrued liabilities                         -        204,802
  Accrued distribution to limited partners                               -         75,000
  Subscriber prepayments                                                 -         31,254
                                                              ------------   ------------

          Total liabilities                                              -      3,701,563
                                                              ------------   ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated earnings                                         2,233,891        162,031
    Distributions                                               (2,064,267)       (87,867)
                                                              ------------   ------------

                                                                   170,624         75,164
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital
      (17,000 units outstanding at
      September 30, 1998 and December 31, 1997)                  7,288,694      7,288,694
    Accumulated earnings                                        12,619,209      6,071,129
    Distributions                                              (19,391,510)   (13,204,000)
                                                              ------------   ------------

                                                                   516,393        155,823
                                                              ------------   ------------

                  Total partner's capital                          687,017        230,987
                                                              ------------   ------------

                  Total liabilities and partners' capital     $    687,017   $  3,932,550
                                                              ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              For the Three Months Ended    For the Nine Months Ended
                                                      September 30,               September 30,
                                              -------------------------     -----------------------
                                                  1998          1997            1998         1997
                                              ----------     ---------      ----------   ----------
REVENUES                                      $  808,929     $ 798,755      $2,500,552   $2,783,498

COSTS AND EXPENSES:
  Operating expenses                             506,341       470,828       1,479,085    1,754,095
  Management fees and
    allocated overhead from
    General Partner                               91,608        87,520         287,617      331,160
  Depreciation and
    amortization                                 157,559       154,126         455,292      528,928
                                              ----------     ---------      ----------   ----------

OPERATING INCOME                                  53,421        86,281         278,558      169,315
                                              ----------     ---------      ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                               (42,719)      (47,578)       (159,588)    (166,272)
  Gain on sale of cable television
    system                                     8,537,415             -       8,537,415    6,684,781
  Other, net                                     (38,921)     (139,280)        (36,445)    (202,233)
                                              ----------     ---------      ----------   ----------

      Total other income (expense), net        8,455,775      (186,858)      8,341,382    6,316,276
                                              ----------     ---------      ----------   ----------

NET INCOME (LOSS)                             $8,509,196     $(100,577)     $8,619,940   $6,485,591
                                              ==========     =========      ==========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                             $2,070,753     $  (1,006)     $2,071,860   $  164,980
                                              ==========     =========      ==========   ==========

  Limited Partners                            $6,438,443     $ (99,571)     $6,548,080   $6,320,611
                                              ==========     =========      ==========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                            $   378.73     $   (5.86)     $   385.18   $   371.80
                                              ==========     =========      ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               17,000        17,000          17,000       17,000
                                              ==========     =========      ==========   ==========

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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                For the Nine Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  8,619,940     $ 6,485,591
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                 455,292         528,928
      Gain on sale of cable television system                    (8,537,415)     (6,684,781)
      Decrease in trade receivables, net                             59,963          15,518
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                             63,672        (115,254)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                     (236,056)       (202,311)
                                                               ------------     -----------

          Net cash provided by operating activities                 425,396          27,691
                                                               ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (353,891)       (387,451)
  Proceeds from sale of cable television system, net of
    brokerage fee and escrow                                     10,856,250       7,995,000
                                                               ------------     -----------

          Net cash provided by investing activities              10,502,359       7,607,549
                                                               ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                -         925,035
  Repayment of borrowings                                        (3,390,507)     (3,426,678)
  Distribution to limited partners                               (6,187,510)     (4,980,000)
  Distribution to General Partner                                (1,976,400)              -
  Decrease in accrued distribution to limited partners              (75,000)       (125,000)
                                                               ------------     -----------

          Net cash used in financing activities                 (11,629,417)     (7,606,643)
                                                               ------------     -----------

Increase (decrease) in cash                                        (701,662)         28,597

Cash, beginning of period                                           788,679          42,929
                                                               ------------     -----------

Cash, end of period                                            $     87,017     $    71,526
                                                               ============     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $    176,125     $   210,493
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

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-A, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 and its Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owned and operated the cable television systems serving the communities of Owatonna and Glencoe, Minnesota (the "Owatonna/Glencoe System") until they were sold on September 18, 1998. See Note 2. Jones Intercable, Inc., a publicly held Colorado corporation, is the General Partner.

(2) On September 18, 1998, the Partnership sold its Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments. From the sale proceeds, the Partnership paid a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, for acting as a broker in this transaction, repaid all of its indebtedness, including the $3,300,000 borrowed under its term loan agreement and capital lease obligations totaling $90,507, paid the General Partner deferred cash flow distributions totaling $87,867, settled working capital adjustments, and deposited $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $8,163,910 were distributed in September 1998 to the Partnership's limited partners of record as of September 18, 1998 and to the General Partner. Because distributions made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership exceeded the amounts originally contributed to the Partnership by the limited partners plus the limited partners' liquidation preference as set forth in the partnership agreement, the General Partner received a general partner distribution on the sale of the Owatonna/Glencoe System. The limited partners as a group received $6,187,510 and the General Partner received $1,976,400 of the net sale proceeds. This distribution provided the Partnership's limited partners an approximate return of $364 for each $500 limited partnership interest, or $728 for each $1,000 invested in the Partnership. The sale of the Owatonna/Glencoe System was approved by the holders of a majority of the limited partnership interests in the Partnership.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the cable television system serving the community of Milwaukie, Oregon (the "Milwaukie System") and the distribution from the net proceeds (excluding escrowed proceeds) from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership have received a total return of $1,141 for each $500 limited partnership interest, or $2,282 for each $1,000 invested in the Partnership.

     For a period of ninety days following the closing date of September 18, 1998, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the ninety-day escrow period will be returned to and distributed by the Partnership. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net escrow proceeds; thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the first quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which would result in the Partnership continuing in existence for a longer period.

(3) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1998 were $40,447 and $125,028, respectively, compared to $39,938 and $139,175, respectively, for the similar 1997 periods. The General Partner will receive no management fees beyond September 18, 1998.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts allocated to the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1998 were $51,161 and $162,589, respectively, compared to $47,582 and $191,985, respectively, for the similar 1997 periods. The Partnership will continue to reimburse the General Partner for actual expenses of the Partnership until the Partnership is liquidated and dissolved, but the Partnership will not bear an allocation of overhead and administrative expenses beyond September 18, 1998.

                       JONES CABLE INCOME FUND 1-A, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

      On September 18, 1998, the Partnership sold its Owatonna/Glencoe System to an unaffiliated party for a sales price of $11,750,000, subject to customary closing adjustments. From the sale proceeds, the Partnership paid a brokerage fee of 2.5 percent of the sales price, or $293,750, to The Jones Group for acting as a broker in this transaction, repaid all of its indebtedness, including the $3,300,000 borrowed under its term loan agreement and capital lease obligations totaling $90,507, paid the General Partner deferred cash flow distributions totaling $87,867, settled working capital adjustments, and deposited $600,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $8,163,910 were distributed in September 1998 to the Partnership's limited partners of record as of September 18, 1998 and to the General Partner. Because distributions made on the sale of the Owatonna/Glencoe System together with all prior distributions made by the Partnership exceeded the amounts originally contributed to the Partnership by the limited partners plus the limited partners' liquidation preference as set forth in the partnership agreement, the General Partner received a general partner distribution on the sale of the Owatonna/Glencoe System. The limited partners as a group received $6,187,510 and the General Partner received $1,976,400 of the net sale proceeds. This distribution provided the Partnership's limited partners an approximate return of $364 for each $500 limited partnership interest, or $728 for each $1,000 invested in the Partnership. The sale of the Owatonna/Glencoe System was approved by the holders of a majority of the limited partnership interests in the Partnership.

     Taking into account the prior distributions to limited partners from the Partnership's operating cash flow, from the net proceeds from the sale of the Milwaukie System and the distribution from the net proceeds (excluding escrowed proceeds) from the sale of the Owatonna/Glencoe System, the limited partners of the Partnership have received a total return of $1,141 for each $500 limited partnership interest, or $2,282 for each $1,000 invested in the Partnership.

     For a period of ninety days following the closing date of September 18, 1998, $600,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Owatonna/Glencoe System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the ninety-day escrow period will be returned to and distributed by the Partnership. If the entire $600,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($450,000) and the General Partner would receive 25 percent ($150,000) of the net escrow proceeds; thus, the limited partners would receive $26 for each $500 limited partnership interest, or $52 for each $1,000 invested in the Partnership from this portion of the sale proceeds. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Owatonna/Glencoe System represented the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the first quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which would result in the Partnership continuing in existence for a longer period.

RESULTS OF OPERATIONS
---------------------

     The Partnership sold its Owatonna/Glencoe System on September 18, 1998 and ceased operations as of such date. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account referred to above, most likely in the first quarter of 1999.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Partnership's Owatonna/Glencoe System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the General Partner by mail in August and September 1998. Limited partners of record at the close of business on July 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for the system sale:

                              No. of
                             Interests           Approved      Against    Abstained      Did Not Vote
                            Entitled to      -------------     -------    ---------      ------------
                               Vote          No.        %       No.  %     No.    %       No.       %
                          --------------     ---       ---      --- ---    ---   ---      ---      ---
Owatonna/Glencoe System      17,000          10,855  63.85     118 .69     70   .41      5,957  35.05



Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27) Financial Data Schedule

     b)  Reports on Form 8-K

              Report on Form 8-K dated September 18, 1998, reported that on September 18, 1998, the Partnership sold its Owatonna/Glencoe System to an unaffiliated party for an aggregate sales price of $11,750,000, subject to customary closing adjustments.

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


Dated:  November 13, 1998